Form 10-K
period 1996-06-30
STONE MEDIA CORP
filed 1996-10-09
CIK 824480

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.


                                   FORM 10-K


                    Annual Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                        For the Year Ended June 30, 1996

                          Commission File No. 33-18050



                            STONE MEDIA CORPORATION

             (Exact name of Registrant as specified in its charter)


        Colorado                                       87-0447213
        --------                                       ----------
 State of Incorporation                  (I.R.S. Employer Identification Number)



         634 Preston Royal, Suite 214, Dallas, Texas           75230
        ------------------------------------------------------------
        (Address of Principal Executive Offices)          (zip code)

                               (214) 361-2094
                            --------------------
            (Registrant's telephone number, including area code)


       Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  (1)  Yes  X         No                    (2)  Yes   X         No
          ------         --------                    ------         -------

       On June 30, 1996, the average price of Registrant's common stock was $1.62 per share; and the average market value of the voting stock held by non-affiliates of Registrant was $11,036,493.00 (6,812,650 shares times $1.62) As of June 30, 1996, Registrant had outstanding 21,735,350 shares of its $0.001 par value Common Stock.

                            STONE MEDIA CORPORATION

                                   Form 10-K
                            Year Ended June 30, 1996

                                    INDEX

                                                                          Page
                                                                          ----
PART I      FINANCIAL INFORMATION

ITEM 1      Business   . . . . . . . . . . . . . . . . . . . . . . . . .    1

ITEM 2      Properties   . . . . . . . . . . . . . . . . . . . . . . . .    2

ITEM 3      Legal Proceedings  . . . . . . . . . . . . . . . . . . . . .    2

ITEM 4      Submissions of Matters to a Vote of Security Holders . . . .    2


PART II
-------

ITEM 5      Market for Registrant's Common Equity and
            Related Stockholder Matters  . . . . . . . . . . . . . . . .    2

ITEM 6      Selected Financial Data  . . . . . . . . . . . . . . . . . .    3

ITEM 7      Management's Discussion and Analysis of
            Financial Conditions and Results of Operation  . . . . . . .    3

ITEM 8      Financial Statements and Supplementary Data  . . . . . . . .    5

ITEM 9      Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure . . . . . . . . . . .    5


PART III
--------

ITEM 10     Directors and Executive Officers . . . . . . . . . . . . . .    5

ITEM 11     Executive Compensation . . . . . . . . . . . . . . . . . . .    8

ITEM 12     Security Ownership of Certain Beneficial Owners
            and Management . . . . . . . . . . . . . . . . . . . . . . .    9

ITEM 13     Certain Relationships and Related Transactions . . . . . . .   10


PART IV
-------

ITEM 14     Exhibits, Financial Statement Schedules and Reports
            on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . .   11

SIGNATURES   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   12

                                    PART I

--------------------------------------------------------------------------------
                               ITEM 1. BUSINESS
--------------------------------------------------------------------------------

      GENERAL. Registrant develops and distributes real time interactive communications and multimedia technologies across networks. Registrant's business activities include: research and development, marketing and sales of technologies, design and implementation of broad band networks and related special projects, distributing multimedia content for networks and providing Internet access services.

      HISTORY. Registrant was organized under the laws of the State of Colorado, on July 14, 1987, as Harrow Industries, Inc. On April 7, 1994, the name of Registrant was changed to Stone Media Corporation at which time Registrant began focusing its business on interactive programs and technologies. Prior to Fiscal 1996 Registrant was a development stage company.

      In Fiscal 1996, Registrant's business activities have primarily focused on research and development and building a foundation to implement global access to real time interactive technologies and broad band communications. In the United States, Registrant began laying the groundwork for marketing interactive technologies, assisting subscribers in developing broad band capabilities and installing its Texas network (see below). In Asia Pacific, Registrant has executed a joint venture shareholders agreement with its second largest shareholder, Alpha CommSat Public Co., Ltd., ("Alpha CommSat") a Thai corporation, to distribute real time interactive technologies in the region. Registrant is currently pursuing a similar focus in Europe.

      Registrant has developed and installed a broad band, communications and video conferencing network for Belton Independent School District ("BISD"), Bell County, Texas, which is used for "distance learning". Registrant also offers Internet access services in Bell County, Texas. No other substantive sales contracts have been executed. It is management's intent to implement an international marketing strategy in Fiscal 1997 and to hire an experienced senior vice president of international marketing and sales.

      TECHNOLOGY AND CONTENT. EPOCH Communications Corporation ("EPOCH"), Registrant's wholly owned subsidiary, is the center of Registrant's technology and content activities. Acquired by merger on July 3, 1995, EPOCH employs an engineering team which includes a core group which has worked together in technology and communications for over a decade for the U.S. military and private industry.

      EPOCH develops and owns proprietary technology. The core technology consists of enhanced information services. Data is digitized and compressed and then transmitted as "packets" across broad band network access-ways. EPOCH's control software coordinates the transmission of the data and allows integration of numerous applications for separate or simultaneous use by an individual or by multiple participants. Capabilities include: full motion video conferencing; review and modification of shared data; playback of digitally stored audio and video and normal PC functions. EPOCH also licenses technology from third parties for integration into its system.

      EPOCH's responsibilities include obtaining and integrating multimedia content, such as motion pictures, films, music video, games and other interactive entertainment. An agreement has been executed with Four Media Company to provide digital compression services and to assist in obtaining film and audio content.

      OFFICES. Registrant has offices in Dallas and Temple, Texas, and Middlebury, Connecticut. Registrant maintains a presence in Bangkok, Thailand and Amsterdam, The Netherlands.

      REVENUE FORECAST. It is Registrant's intent to initiate an international marketing campaign and to negotiate with corporations, schools and other public entities to install broad band networks. There is, however, no assurance that contracts and subscriptions resulting from Registrant's marketing efforts will result in sufficient revenues to support Registrant's capital requirements. Registrant is presently seeking Twenty-Five Million Dollars in convertible debt financing. (See "Liquidity and Capital Resources".) If Registrant is unable to obtain sufficient contracts or secure its financing, Registrant may experience difficulty implementing its current business plan.

      NUMBER OF EMPLOYEES. Registrant, exclusive of Epoch, employees 8 persons, 3 of whom are officers of Registrant and 5 of which are staff. Epoch employees 8 persons, 3 of whom are officers of Registrant and 5 of which are staff.

      CAPITAL STOCK. The authorized number of shares of Registrant's $0.001 par value Common Stock is 50 million; and the authorized number of shares of its $1.00 par value Preferred Stock is 20 million. As of June 30, 1996, Registrant had issued and outstanding 21,735,350 shares of its Common Stock. Additionally, Registrant had: (i) authorized for issuance 500,000 shares to the members of its finance committee in consideration for their service on such committee, (ii) adopted a resolution pursuant to its non-qualified 1994 Employee Stock Option Plan purporting to grant options for an aggregate of 180,000 shares of the Common Stock, and (iii) outstanding an option in favor of James J. Panipinto, Esq. for 132,900 shares of the Common Stock.
Registrant has not issued any of its Preferred Stock.

--------------------------------------------------------------------------------
                              ITEM 2. PROPERTIES
--------------------------------------------------------------------------------

      Neither Registrant nor its subsidiary owns any real properties.
Registrant owns approximately 26 miles of fiber optic cable intended for installation on the Texas network in Bell County, Texas in the fall of 1996. Additionally, Registrant owns telecommunications switch. The cable and the switch are valued at cost, of approximately $900,000.
--------------------------------------------------------------------------------
                          ITEM 3. LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

      Neither Registrant nor its subsidiary is a party to any legal proceeding.


--------------------------------------------------------------------------------
        ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
--------------------------------------------------------------------------------

      No matters were submitted to the Shareholders of Registrant during the last quarter of Fiscal 1996.

--------------------------------------------------------------------------------
                     ITEM 5. MARKET FOR REGISTRANT'S COMMON
                    EQUITY AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

      The common stock of Registrant is listed on the Over-the-Counter Bulletin Board published by the National Quotation Bureau, Inc. ("NQB"). The following reflects the range of high and low sales prices for each full quarterly period for each of the past 2 fiscal years:

QUARTER
 ENDED       9/30/94     12/31/94     3/31/95      6/30/95      9/30/95     12/31/95     3/31/96      6/30/96
------       -------     --------     -------      -------      -------     --------     -------      -------
HIGHS        1.75        7/8          5/16         15/16        1  1/2      1 5/8        1 5/8        2 1/16

LOWS         0.75        0.25         5/32         0.16         0.27        13/16        9/16         11/16


      On June 30, 1996, Alpha CommSat owned approximately 23% of the issued and outstanding shares of Registrant's common stock and other management and key employees owned approximately 47.92% of the issued and outstanding shares. (See
Item 10. Directors and Executive Officers for a discussion of the Shareholders Agreement executed between Alpha CommSat and certain of Registrant's founding shareholders.

      Since its inception, Registrant has paid no dividends on its stock, and Registrant does not anticipate that it will pay dividends in the foreseeable future.

--------------------------------------------------------------------------------
                        ITEM 6. SELECTED FINANCIAL DATA
--------------------------------------------------------------------------------

      The financial data included in the table shown below has been selected by Registrant and has been derived from the financial statements for the periods indicated. The financial statements for the fiscal years ended June 30, 1996, 1995, and 1994 have been examined by J.S. Osborn, P.C., certified public accountants.

Years Ended June 30             1996             1995             1994             1993             1992
-------------------             ----             ----             ----             ----             ----
STATEMENT OF
OPERATIONAL DATA:


Total Revenue                   544,752            -0-            23,722           26,805           9,708
Net Loss                        (1,789,601)      (344,815)        (112,633)        (9,539)          (3,598)
Net Loss Per Share              ($0.10)          ($0.06)          ($0.03)          ($0.04)          ($0.06)



BALANCE SHEET DATA:

Working Capital                   828,988        190,039          19,438           (23,772)         (81,260)
Total Assets                    3,836,737        197,439          80,916           20,179           40,450



--------------------------------------------------------------------------------
                 ITEM 7. MANAGEMENTS DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

      Introduction. Fiscal 1996 represented the beginning of a transition period for Registrant from a research and development firm to a distributor of real time interactive communications and multimedia technologies, as Registrant began developing strategic relationships in Texas, Connecticut, Bangkok, and Amsterdam. As of the completion of its contract with Belton ISD, Texas, Registrant ceased to be a development stage company.

       Fiscal 1996 began with the completion of its merger with Epoch and the execution with Texas Utilities Communications, Inc. ("TU Communications"), an affiliate of Texas Utilities Electric Company, Dallas, Texas ("TU Electric") of a "Fiber Optics License Agreement for Transmission Structures and Rights of
Way" (the "Transmission Agreement"). (See Registrant's Form 10-K for Fiscal 1995.) In September 1995, the Chairman of Registrant relocated to Bangkok, Thailand; and developed a relationship with Nithipat Capital P.L.C. ("Nithipat"), a regional investment banking and financial advisory firm. The relationship with Nithipat resulted in an investment in Registrant of $5 million by Alpha CommSat, a member of the Alphatec Group. (The Alphatec Group is principally owned and headed by Mr. Charn Uswachoke of Bangkok, Thailand). In March, 1995, Registrant's Chairman relocated to Amsterdam, The Netherlands, to establish strategic relationships in western Europe. Registrant believes that the relationships developed during Fiscal 1996 will benefit Registrant in years to come as it distributes technologies and implements broad band communication networks in Texas, Asia-Pacific and Europe.

      Liquidity and Capital Resources; Material Changes in Financial Condition. Operations of Registrant have been funded primarily from the sale of securities.

      As of December 31, 1995, Registrant had exhausted virtually all of its working capital. On January 26, 1996, Registrant and Alpha CommSat entered into a Stock Purchase Agreement pursuant to which Alpha CommSat purchased, in installments, Five Million Shares of Registrant's $0.001 common shares at a price of one dollar ($1.00) per share. The proceeds of such stock purchase were used, or allocated for use, as follows: to the Chief Executive Officer and to affiliates of the Chief Executive Officer to reimburse such officer and affiliates for funds advanced to or on behalf of Registrant, and to make payments on a note payable from Registrant to the Chief Executive Officer; to past due and current trade payables (including amounts to settle claims and litigation thereto); to TU Communications pursuant to the Transmission Agreement, for the administrative and engineering charges anticipated to be incurred by TU Communications in connection with its routes from Killeen, Texas to Temple, Texas, and from Temple, Texas to Waco, Texas; and to current expenses.

      Pursuant to its Transmission Agreement, Registrant has issued and executed with TU Communications, two Designation Requests to install approximately seventy (70) miles of fiber optic cable across transmissions lines: the first commencing in Killeen (Fort Hood) Texas and ending in Temple, Texas; and the second continuing from Temple to Waco, Texas. Registrant has expended approximately $1.4 million in engineering and materials (including the 26 miles of fiber cable and switch referenced above) for the first 26.25 mile phase. It is anticipated that this first phase will be completed in the spring of 1997. Registrant has paid TU Communications its fee for engineering the second 43.75 mile phase, which is presently scheduled for installation in the spring of 1977. Fiber optic cable for the second phase has not been purchased, nor does the Registrant have adequate moneys to purchase and install such cable. Installation of the second phase is contingent upon completion of a proposed twenty-five million dollar capital offering, which may take the form of convertible debt. If Registrant is not successful in raising such funds, Registrant will not be able to take advantage of agreements negotiated with TU Communications.

      In Fiscal 1997, Registrant anticipates hiring a Senior Vice President of Marketing and a national marketing staff. Additionally, Registrant anticipates engaging, a consulting firm to assist in the positioning of its products and national marketing.

      Material Changes in Results of Operations. The Company has generated no substantial revenues from operations since completing its contract with Belton ISD. It is not anticipated that the Company will generate substantial operating revenues from its fiber network in Bell County, Texas, prior to the end of Fiscal Year 1997. Registrant anticipates that the international marketing staff to be recruited will generate revenue to assist in covering the costs of operations.

      Important Considerations Related to Forward-Looking Statements. It should be noted that this discussion contains forward looking statements which are subject to substantial risks and uncertainties. There are a number of factors which could cause actual results to differ materially from those anticipated by statements made herein. Such factors include, but are not limited to, changes in general economic conditions, the growth rate of the market for Registrant's products and services, the timely availability and market acceptance of these products and services, the effect of competitive products and pricing, and the irregular pattern of revenues, as well as a number of other risk factors which could effect the future performance of Registrant.

--------------------------------------------------------------------------------
              ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
--------------------------------------------------------------------------------

      The financial statements of Registrant are set forth immediately following the signature page of this Form 10-K. (See "Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K" for index to Financial Statements.)

--------------------------------------------------------------------------------
                  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH
                     ACCOUNTANTS ON FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

      Registrant has had no disagreements with its certified public accountants with respect to accounting practices or financial disclosure.

                                    PART III

--------------------------------------------------------------------------------
                  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS
--------------------------------------------------------------------------------

      The following table sets forth, as of June 30, 1996, the name, age, and position of each executive officer and director and the term of office of each director of Registrant.

                                                                          DIRECTOR AND/OR
NAME                             AGE       POSITION                       OFFICER SINCE
----                             ---       --------                       -------------
Elbert G. Tindell                49        Chairman of the Board          March 1994
                                           & Chief Executive Officer


Tommy Stone                      63        Director & President           March 1994


Robert R. Kincaid                34        Director & Chief               July 1995
                                           Operating Officer


Joseph F. Coughlin               44        Director                       March 1994


James J. Roach                   47        Director                       March 1994


Somkuan Uswachoke                35        Director                       January 1996


Tarwon Yaowakun                  58        Director                       February 1996

TERM OF OFFICE.

      Each director of Registrant serves for a term of one year, and thereafter until his or her successor is elected at Registrant's annual shareholder's meeting, and is qualified, subject to removal by Registrant's shareholders. Each officer serves, at the pleasure of the Board of Directors, for a term of one year.

      IN CONNECTION WITH ITS FIVE MILLION DOLLAR INVESTMENT IN REGISTRANT'S COMMON STOCK, ALPHA COMMSAT ENTERED INTO A SHAREHOLDERS AGREEMENT (THE "SHAREHOLDERS AGREEMENT") WITH REGISTRANT AND THE FOLLOWING SHAREHOLDERS (COLLECTIVELY, THE "FOUNDERS"): ELBERT G. TINDELL, TOMMY STONE, RICHARD W. KINCAID, JAMES J. ROACH, AND JOSEPH F. COUGHLIN. PURSUANT TO THE SHAREHOLDERS AGREEMENT, THE FOUNDERS ARE REQUIRED TO VOTE THEIR SHARES IN FAVOR OF TWO DESIGNEES OF ALPHA COMMSAT TO REGISTRANT'S BOARD OF DIRECTORS, AND CERTAIN MATERIAL MATTERS MAY NOT BE ACTED UPON UNLESS A DESIGNEE OF ALPHA COMMSAT IS PRESENT. REFERENCE IS MADE TO THE SHAREHOLDERS AGREEMENT WHICH IS ATTACHED HERETO IN ITS ENTIRETY.

FAMILY RELATIONSHIPS.

      Tommy Stone, President of Registrant, is the half-brother of Elbert G. Tindell, Chairman of the Board of Registrant and Registrant's largest shareholder. Beneficiaries of The Tindell Children's Trust, of which Robert R. Kincaid serves as trustee, and beneficiaries of the Tindell Family Limited Partnership,include members of the family of Elbert G. Tindell. Robert R. Kincaid, Chief Operating Officer, is the son of Richard W. Kincaid, Registrant's acting financial officer. Beneficiaries of The Kincaid Family Limited Partnership include Richard W. Kincaid, Robert R. Kincaid and other family members.

BIOGRAPHICAL INFORMATION.

      Set forth below is certain biographical information regarding each of Registrant's Directors and Executive Officers.

      Elbert G. Tindell. Mr. Tindell is the founder of Stone Media Corporation. His expertise includes many years working in different aspects of telecommunications technology, instrumentation engineering and electronics, including entertainment-on-demand technology for many years. Mr. Tindell earned his Bachelor of Science degree in Industrial Arts with a minor in Business Administration from North Texas State University in Denton, Texas in 1974. Mr. Tindell is a former member of the US Marine Corps.

      Tommy Stone. Mr. Stone is a seasoned executive with over 36 years in business and educational management and military leadership. He is a retired Brigadier General in the National Guard and currently serves as a City Councilman in Temple, Texas. Mr. Stone served for eight years on the Temple Civil Service Commission and serves the State of Texas as an active member of the Texas Legislative Task Force. Mr. Stone earned his Bachelor of Science degree from Sam Houston State University and his Master of Education from Hardin-Simmons University. He has attended the Personnel Management for Executives course and is a graduate of the United States Army War College.

      Robert R. Kincaid. Mr. Kincaid is an attorney licensed to practice law in the State of Texas. He is a 1984 graduate of Trinity University in San Antonio, Texas, where he earned his Bachelor's Degree with Honors in Business
Administration.   He then attended the University of Texas School of Law,
graduating in 1987. From 1987 to 1995, Mr. Kincaid privately praticed law at a Dallas law firm.

      James J. Roach. Mr. Roach is President and owner of a private security agency. His client base, comprised of financial institutions, insurance companies, businesses, attorneys and individuals, retains him to perform various security functions and investigative services. Mr. Roach is a retired Connecticut State Trooper with over 10 years service as a senior administrator.

      Joseph F. Coughlin. Mr. Coughlin is a businessman residing in North Carolina.

      Somkuan Uswachoke. Mr. Uswachoke is the Chief Executive Officer of the Alpha Technopolis Group, Bangkok, Thailand ("AlphaTec"). He is currently pursuing a Masters Degree in Marketing Management at Kasetsart University. Mr. Uswachoke started his career as the Managing Director of D.S. Plastic Company Limited. He later joined Micron Precision Manufacturing Co., Ltd. which in 1993, was combined with Micron Ashin and Micron Packaging to form Micron Group of Companies.

      Tarwon Yaowakun.  Mr. Yaowakun is the President of Alpha CommSat Co.
Ltd. He has finished the Post Graduate Course of Business Administration from Goteborg University, Sweden under a Swedish Government Scholarship. He worked for the Post and Telegraph Office of Thailand for 12 years before transferring to the Communication Authority of Thailand. Working there for 18 years, his last position was the Executive Vice President for Economics and Marketing.


INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS.

       To the knowledge of management, during the past five years, no present or former director, executive officer, person nominated to become a director or an executive officer of Registrant, promoter, or control person:

             (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

             (2) was convicted in a criminal proceeding or named the subject of a pending criminal proceeding (excluding traffic violation and other minor offenses);

             (3) was the subject of any order, judgement or decree, not subsequently reversed, suspended, or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities: acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leveraged transaction merchant associated person of any of the foregoing, or as an investment advisor, underwriter, broker, or dealer in securities, or as an affiliate person, director, or employee of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; or (ii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

             (4) was the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending, or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this item, or to be associated with persons engaged in any such activity;

             (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated; or

             (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended, or vacated.

--------------------------------------------------------------------------------
                        ITEM 11. EXECUTIVE COMPENSATION
--------------------------------------------------------------------------------


ISSUANCE OF COMMON STOCK.

         In the fourth quarter of Fiscal Year 1995, certain Directors and Executive Officers of Registrant agreed to accept when issued, shares of Registrant's common stock, at a price of nineteen cents ($0.19) per share, in lieu of cash payment of the compensation owed to them. The issuance of such shares was effected pursuant to the Registration on Form S-8 of Registrant's Employee/Consultant Compensation Plan on January 29, 1996. As members of Registrant's Finance Committee Elbert G. Tindell, Robert R. Kincaid and Richard
W. Kincaid are entitled to receive 100,000 shares each for their services on such committee. (As of June 30, 1996, such shares had not been issued.) No other compensation has been paid to the Directors and Executive Officers of Registrant or Epoch through the issuance of common stock during Fiscal 1996.

CASH COMPENSATION.

       No cash compensation was paid to any director or executive officer of Registrant during the fiscal years ended June 30, 1994, 1993, 1992, or 1991.
No cash compensation was paid to any director or executive officer of Registrant during the fiscal year ended June 30, 1995, except for Tommy Stone, who during such period was paid $18,000. During Fiscal Year 1996, the Officers and Directors of, and persons affiliated with, Registrant received the following cash compensation for services from the Company:


       (1)                    (2)                     (3)                    (4)                    (5)
                                                                          Pension or
                                                                          Retirement
                                                                           Benefits              Estimated
                                                                       Accruing During         Annual Benefits
                                                   Aggregate             Registrant's               upon
      Name                  Capacity             Remuneration          last Fiscal Year          Retirement
      ----                  --------             ------------          ----------------          ----------
Elbert G.              Director & Chief        $169,922               none                    none
Tindell                Executive Officer


Tommy Stone            Director &              $ 52,833               none                    none
                       President


Robert R. Kincaid      Director & Chief        $112,500               none                    none
                       Operating Officer


James J. Roach         Director                none                   none                    none


Joe Coughlin           Director                none                   none                    none


Somkuan                Director                none                   none                    none
Uswachoke


Tarwon Yaowakun        Director                none                   none                    none


Richard W. Kincaid     Acting CFO              $36,000 (paid to       none                    none
                                               Azurite, Inc., a

                                               company wholly
                                               owned by Mr.
                                               Kincaid, for Mr.
                                               Kincaid's
                                               services)

Robert E. Horstman     President of            $90,000                none                    none
                       Epoch

BONUSES AND DEFERRED COMPENSATION:              None.

COMPENSATION PURSUANT TO PLANS:                 None.

PENSION TABLE:                                  None.

COMPENSATION OF DIRECTORS:                      See Cash Compensation and Stock Compensation Above.

EMPLOYMENT CONTRACTS AND
TERMINATION OF EMPLOYMENT AND CHANGES IN CONTROL ARRANGEMENTS

       There are no compensatory plans or arrangements, including payments to be received from Registrant, with respect to any person named in Cash Compensation set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment by Registrant or its subsidiaries, or any change in control of Registrant, or a change in the person's responsibilities following a changing in control of Registrant.

--------------------------------------------------------------------------------
   ITEM 12. SECURITY OWNERSHIP AND CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------------------------------------------------------------------------------

       The following tables set forth as of June 30, 1996, the address, and the number of shares of Registrant's Common Stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by Registrant to own beneficially, more than 5% of the then 21,735,350 issued and outstanding shares of Registrant' s Common Stock, and the name and shareholdings of each director and of all officers and directors as a group:

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                                                    AS OF JUNE 30, 1995
                                                                                  %of
   Class                       Beneficial Owner                       Amount      Class
   -----                       ----------------                       ------      -----
   Common                      Elbert G. Tindell                    6,155,300     28.31
                               Tindell Family LP
                               634 Preston Royal
                               Suite 214
                               Dallas, Texas 75230

   Common                      Alpha CommSat Co., Ltd.              5,000,000     23.00
                               142 Two Pacific Place Bldg.
                               23FL Sukhumvit Road
                               Bangkok 10110 Thailand

SECURITY OWNERSHIP OF MANAGEMENT

                                                    AS OF JUNE 30,1996
 CLASS            BENEFICIAL OWNER(1)             AMOUNT             % OF CLASS
 -----            -------------------             ------             ----------
Common            Elbert G. Tindell              6,155,300               28.32

Common            Alpha CommSat                  5,000,000               23.00

Common            Tommy Stone                      131,600                0.61

Common            James J. Roach                   235,000                1.08

Common            Richard W. Kincaid               335,000                1.54

Common            Robert R. Kincaid                382,700                1.76

Common            Robert R. Kincaid, as Trustee
                    of the Tindell Children's
                    Trust                          509,500                2.35

Common            Kincaid Family Limited
                    Partnership                    500,000                2.30

Common            Joseph F. Coughlin               650,000                2.99

Common            Robert E. Horstman               515,600                2.37

Common            William A. Fahle                 500,000                2.30

Common            Mike Burks                       500,000                2.30
                                                   -------                ----

ALL OFFICERS AND DIRECTORS
AS A GROUP (12 PERSONS):                        15,414.700               70.92
                                                ==========               =====

(1) All shares owned directly are owned beneficially and of record, and such Shareholder has sole voting, investment, and dispositive power, unless otherwise noted.

--------------------------------------------------------------------------------
            ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------------------------------

TRANSACTIONS WITH AND INDEBTEDNESS OF MANAGEMENT AND OTHERS

       Except as described above, there were no material transactions or series of similar transactions, since the beginning of Registrant's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which Registrant was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer, or any security holder who is known to Registrant to own of record or beneficially more than 5% of any class of Registrant's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

                                    PART IV

--------------------------------------------------------------------------------
   ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

         (a)(1) FINANCIAL STATEMENTS. The following financial statements are included in this report:

         Title of Document                                                                        Page
         -----------------                                                                        ----
         Independent Auditors Report of J.S. Osborn, P.C., Certified Public Accountants           F-1

         Consolidated Balance Sheets as of June 30, 1996 and 1995                                 F-2

         Consolidated Statements of Operations for the Years Ended June
         30, 1996, 1995, and 1994                                                                 F-3

         Consolidated Statement of Stockholders' Equity and Accumulated Deficit for
         the Three Years ended June 30, 1996, 1995 and 1994                                       F-4

         Consolidated Statements of Cash Flows for the Years Ended
         June 30, 1996, 1995, and 1994                                                            F-5

         Notes to Financial Statements                                                            F-8



(A)(2) FINANCIAL STATEMENT SCHEDULES.  None.

(A)(3) EXHIBITS.  The following exhibits are included as part of this report:

EXHIBIT NO.    SEC REF. NO.              TITLE OF DOCUMENT           LOCATION
-----------    ------------              -----------------           --------
Item 3                        Articles of Incorporation and Bylaws
------                        ------------------------------------

3.01           3              Articles of Incorporation              Incorporated by
                                                                     Reference

3.02           3              Bylaws                                 Incorporated by
                                                                     Reference


Item 10                                Material Contracts
-------                                ------------------

10.01                         Shareholders Agreement, executed
                              January, 1996 and executed by and
                              between Registrant, Alpha Co., Ltd.
                              and the Founders as defined above

       FINANCIAL DATA SCHEDULE

REPORTS ON FORMS 8-K

         Registrant filed no reports on Form 8-K during the last quarter of Fiscal 1996.


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                        STONE MEDIA CORPORATION,
                                        a Colorado corporation




                                        -----------------------------------
                                        Robert R. Kincaid, Chief Operating
                                        Officer
                                        Dated:



                                        -----------------------------------
                                        Richard W. Kincaid, Treasurer and
                                        Acting Financial Officer
                                        Dated:

                       [J. S. OSBORN, P.C. LETTERHEAD]

                     =====================================


                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of Stone Media Corporation
Dallas, Texas

We have audited the accompanying consolidated balance sheets of Stone Media Corporation and subsidiary as of June 30, 1996 and June 30, 1995 and the related consolidated statements of operations, stockholders' equity and accumulated deficit, and cash flows for each of the three years in the period ended June 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Stone Media Corporation and subsidiary as of June 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1996 in conformity with generally accepted accounting principles.


  /s/ J. S. OSBORN, P. C.
---------------------------
J. S. Osborn, P. C.
Dallas, Texas
August 26, 1996

                            STONE MEDIA CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                             June 30, 1996 and 1995


                                     ASSETS
                                     ------

CURRENT ASSETS:                                            1996          1995
                                                        ----------    ----------
  Cash                                                  $1,710,100    $   75,054
  Accounts Receivable                                        3,023             0
  Accounts Receivable - Related Party                   $   33,687         5,315
  Costs in excess of billings on uncompleted contract            0       111,214
  Interest receivable                                        2,181             0
  Prepaid Expenses and Deposits                             30,250             0
                                                        ----------    ----------
    Total Current Assets                                 1,779,241       191,583

EQUIPMENT:
  Equipment (net)                                          276,510         4,257
                                                        ----------    ----------
    Total Equipment                                        276,510         4,257

OTHER ASSETS:
  License                                                  617,000             0
  Cable Equipment                                          897,928             0
  Software Costs (net)                                     237,638             0
  Goodwill (net)                                            27,061             0
  Organization costs (net)                                     760         1,000
  Restricted common stock - Related party                      599           599
                                                        ----------    ----------
    Total Other Assets                                   1,780,986         1,599
                                                        ----------    ----------

TOTAL ASSETS                                            $3,836,737    $  197,439
                                                        ==========    ==========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                      $  782,627    $  253,800
  Accounts payable-Related party                           109,400        98,748
  Shareholder Advance                                       45,000         5,000
  Payroll taxes payable                                     12,696             0
  Provision for loss on uncompleted contract                     0        24,074
  Accrued Expenses                                             530             0
                                                        ----------    ----------
    Total Current Liabilities                              950,253       381,622

Commitments and Contingencies (Note G):

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $1.00 par value                               0             0
  Common stock, $0.001 par value                            21,735         5,561
  Additional paid-in capital                             5,239,977       395,883
  Accumulated deficit                                   (2,375,228)     (585,627)
                                                        ----------    ----------
    Total Stockholders' Equity (Deficit)                 2,886,484      (184,183)
                                                        ----------    ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)    $3,836,737    $  197,439
                                                        ==========    ==========


See accompanying notes.

                            STONE MEDIA CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               For The Years Ended June 30, 1996, 1995, and 1994


                                           1996           1995           1994
                                        -----------    -----------    -----------
REVENUE:
  Completed Contract                    $   517,542    $         0    $         0
                                        -----------    -----------    -----------
    Total Revenue                           517,542              0              0

COST OF SALES:
  Cost of Contract                          517,037              0              0
                                        -----------    -----------    -----------
    Total Cost of Sales                     517,037              0              0

GROSS MARGIN                                    505              0              0

OPERATING EXPENSE:
  Amortization                               62,656              0              0
  Consulting fees - Related party            87,791        177,873         38,299
  Depreciation                               27,493            784              3
  General and Administrative                864,756        141,261         29,114
  Loss on contract                                0         24,074              0
  Salaries                                  768,680              0              0

                                        -----------    -----------    -----------
   Total Operating Expense                1,811,376        343,991         67,416
                                        -----------    -----------    -----------

OTHER INCOME (EXPENSE):
  Interest Income                            27,210              0              0
  Interest Expense                           (5,940)             0              0
  Loss on sale of marketable security             0           (824)       (48,810)
  Write down of note                              0              0        (20,179)
  Forgiveness of accrued expenses                 0              0         23,772
                                        -----------    -----------    -----------
Total Other Income (Expense)                 21,270           (824)       (45,217)

NET LOSS                                $(1,789,601)   $  (344,815)   $  (112,633)
                                        ===========    ===========    ===========


Weighted average shares outstanding      18,346,620      5,567,043      3,330,517


LOSS PER SHARE:                         $     (0.10)   $     (0.06)   $     (0.03)
                                        ===========    ===========    ===========


See accompanying notes.

                            STONE MEDIA CORPORATION

    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND ACCUMULATED DEFICIT
           For the Three Years Ended June 30, 1996, 1995, and 1994



                                      Preferred                     Common             Paid in      Accumulated
                                 Shares        Amount       Shares        Amount       Capital        Deficit

Balance, June 30, 1993                -0-    $        0    1,081,250    $    1,081    $  123,505    $  (128,179)
                               ==========    ==========   ==========    ==========    ==========    ===========

Shares issued for securities                               3,300,000         3,300       149,029

Shares issued for services                                 5,418,750         5,419       251,972

Shares issued for cash                                       220,000           220             0

Shares returned and canceled                              (4,618,750)       (4,619)     (214,763)

Net loss                                                                                               (112,633)
                               ==========    ==========   ==========    ==========    ==========    ===========
Balance, June 30, 1994                -0-    $        0    5,401,250    $    5,401    $  309,743    $  (240,812)
                               ==========    ==========   ==========    ==========    ==========    ===========

Shares issued for cash                                       140,000           140        82,360

Shares issued for services                                    20,000            20         3,780

Shares issued for services                                 1,086,500         1,087       205,349

Shares returned and
 cancelled                                                (1,086,500)       (1,087)     (205,349)

Net loss                                                                                               (344,815)
                               ==========    ==========   ==========    ==========    ==========    ===========
Balance, June 30, 1995                -0-    $        0    5,561,250    $    5,561    $  395,883    $  (585,627)
                               ==========    ==========   ==========    ==========    ==========    ===========


Shares issued for merger                                  10,000,000        10,000

Shares issued for cash                                     5,220,500         5,220     5,096,805

Shares issued for payables                                   953,600           954       180,230

Cost of stock issuance                                                                  (432,941)

Net loss                                                                                             (1,789,601)
                               ==========    ==========   ==========    ==========    ==========    ===========
Balance, June 30, 1996                -0-    $        0   21,735,350    $   21,735    $5,239,977    $(2,375,228)
                               ==========    ==========   ==========    ==========    ==========    ===========



See accompanying notes.

                            STONE MEDIA CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               For The Years Ended June 30, 1996, 1995, and 1994




                                                 1996           1995           1994
                                              -----------    -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                    $(1,789,601)   $  (344,815)   $  (112,633)
  Adjustments to reconcile net loss to net
   cash (used) by operating activities:
    Write off of note and interest                      0              0         20,179
    Loss on sale of marketable securities               0            824         48,810
    Shares issued for service-Related party             0          3,800         37,999
    Amortization                                   62,656              0              0
    Depreciation                                   27,493            784              3
    Loss on uncompleted contract                  (24,074)        24,074              0
  Changes in working capital:
   (Increase) decrease in
     Accounts receivable                           (3,023)        (5,315)             0
     Costs in excess of billings                  111,214       (111,214)             0
     Interest receivable                           (2,181)             0              0
     Prepaid expenses and deposits                (30,250)             0              0
   Increase (decrease) in
     Accounts payable                             528,827        251,370        (18,876)
     Accounts payable-Related party                95,000              0              0
     Accrued interest payable-Related party             0              0         (2,466)
     Payroll taxes payable                         12,696         (1,897)         1,897
  Stock Issued for Payables                       181,184              0              0
                                              -----------    -----------    -----------
NET CASH (USED)
  BY OPERATING ACTIVITIES:                       (830,059)      (182,389)       (25,087)




See accompanying notes.

                            STONE MEDIA CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               For The Years Ended June 30, 1996, 1995, and 1994


                                           1996          1995          1994
                                        ----------    ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of equipment                 (234,125)       (4,841)         (203)
 License                                  (617,000)            0             0
 Cable Equipment                          (897,928)            0             0
 Cash from merger                            5,894             0             0
 Merger Accounts receivable                 16,467             0             0
 Merger Debt                              (127,851)            0             0
 Merger Debt-Related Party                (275,199)            0             0
 Sale of marketable securities                   0        53,272        48,824
 Organization costs                              0        (1,000)            0
                                        ----------    ----------    ----------
NET CASH PROVIDED (USED)
  BY INVESTING ACTIVITIES:              (2,129,742)       47,431        48,621

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from sale of
  common stock                           5,102,025        82,500           230
 Cost of stock issuance                   (432,941)            0             0
 Employee Advances                           1,060             0             0
 Loan to Affiliate                         (62,500)            0             0
 Payment from Affiliate                     30,000             0             0
 Accounts receivable-related party           1,551             0             0
 Accounts payable-Related party            (84,348)       96,490         2,258
 Proceeds from shareholder advances        106,600         5,000             0
 Payment of shareholder advances           (66,600)            0             0
 Proceeds from bank loan                   150,000             0             0
 Payback bank loan                        (150,000)            0             0
                                        ----------    ----------    ----------
NET CASH PROVIDED
  BY FINANCING ACTIVITIES:               4,594,847       183,990         2,488
                                        ----------    ----------    ----------

NET INCREASE IN CASH:                    1,635,046        49,032        26,022

CASH AT BEGINNING OF YEAR                   75,054        26,022             0
                                        ----------    ----------    ----------

CASH AT END OF YEAR                     $1,710,100        75,054        26,022
                                        ==========    ==========    ==========



See accompanying notes.

                            STONE MEDIA CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               For The Years Ended June 30, 1996, 1995, and 1994



                           SUPPLEMENTAL DISCLOSURE OF
                           --------------------------


                  CASH FLOW AND NON-CASH INVESTING ACTIVITIES
                  -------------------------------------------





                                    1996       1995       1994
                                  --------   --------   --------

CASH FLOW INFORMATION:
----------------------
  Interest paid                   $  5,940   $      0   $      0
  Income taxes paid               $      0   $      0   $      0



NON-CASH INVESTING ACTIVITIES:
------------------------------
 Common stock issued for:
   Merger                         $ 10,000   $      0   $      0
   Marketable securities                 0          0    151,730
   Restricted Common Stock               0          0        599
                                  ========   ========   ========
      Total                       $ 10,000   $      0   $152,329
                                  ========   ========   ========



NON-CASH FINANCING ACTIVITIES:
------------------------------
 Common stock issued for:
   Services                       $181,184   $  3,800   $ 37,999
                                  ========   ========   ========
      Total                       $181,184   $  3,800   $ 37,999
                                  ========   ========   ========



See accompanying notes.

                            STONE MEDIA CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 1996 and 1995


NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

History:

The Company was organized July 14, 1987, as a Colorado corporation under the name Harrow Industries Inc. On April 7, 1994, the Company changed its name to Stone Media Corporation.

The Company's wholly owned subsidiary, SMC Acquisition Corp. (SMC), entered into a merger agreement with Epoch Communications Corporation (Epoch), a private company and related party of Stone Media Corporation. Epoch was in the business of designing and developing communication software. The merger was effective on July 3, 1995, and the results of operations of Epoch is included in the accompanying financial statements since the date of acqusition. SMC exchanged 10,000,000 shares of Stone Media Corporation's common stock, valued at $10,000, for 100% of the outstanding voting common stock of Epoch. This business combination was accounted for as a purchase. SMC changed its name to Epoch COmmunications Corporation on the effective date of the merger. A summary of assets and liabilities acquired is as follows:


        Cash                    $  5,894
        Receivables               19,966
        Software Costs           297,047
        Equipment                 65,621
                                --------
          Total Assets          $388,528
                                ========

        Payables                $143,398
        Shareholder advances     265,199
                                --------
          Total Liabilities     $408,597
                                ========

The following unaudited proforma summary presents the Company's financial position and results of operations for the immediately preceding year as though the acquisition had taken place at the beginning of fiscal year ended June 30, 1995.

                                        Unaudited
                                      -------------
                                        Pro Forma
                                      -------------
                                          1995
                                        --------
                Total Assets           $ 469,090
                Total Liabilities      $ 812,268

                Revenues                     -0-
                Net Loss               $(404,366)
                Loss per Share         $   (0.03)


Before fiscal 1996, the Company was in the development stage.

The Company develops and distributes real time interactive communications and multimedia technologies across networks. The business activities include research and development, marketing and sales of technologies, design and implementation of broad band networks and related special projects, distributing multimedia content for networks and providing Internet access services.

Basis of Accounting:

It is the Company's policy to prepare its financial statements on the accrual basis of accounting in accordance with generally accepted accounting principles. Receipts are recorded as income in the period in which they are earned and expenses are recognized in the period in which the related liability is incurred.

Use of Accounting Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Long-Lived Assets:

In March 1995, the FASB issued Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS 121 requires recognition of impairment of long-lived assets used in operations when indicators of impairment are present and in the event of net book value of such assets exceeds the future undiscounted cash flows attributable to such assets.

                            STONE MEDIA CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 1996 and 1995


NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Revenue and Cost Recognition:

Revenues are recognized on the completed contract method. A contract is considered complete when the work has been accepted by the customer. The Company completed one contract in 1996 and recognized the entire contract amount in the current year.

Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, and repairs. General and administrative costs are charged to expense as incurred.

Principles of Consolidation:

The Company consolidates its financial statements with its wholly owned subsidiary, Epoch Communications Corporation, formerly SMC Acquisition Corp. All significant intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents:

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents. The Company places its cash with high quality financial institutions. At times, cash balances may be in excess of the FDIC insurance limit.

Loss per Common Share:

Loss applicable to common stock is based on the weighted average number of shares of common stock outstanding during the year. The inclusionn of common stock equivalents in the loss per share computation have not been included because they would be anti-dilutive under the treasury stock method.

Property and Equipment:

Property and Equipment are carried at cost. Upon retirement or disposal, the asset cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the determination of net income.

Expenditures for maintenance, repairs and renewals are charged to expense when incurred. Expenditures which significantly increase value or extend useful asset lives are capitalized.

                            STONE MEDIA CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 1996 and 1995


NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Depreciation and Amortization:

The Company depreciates its cost in equipment based on the estimated number of years benefited using the straight-line method.

Software costs are amortized over five years or less, depending on the usefulness of the capitalized costs, using the straight-line method.

The license agreement is amortized over ten years using the straight-line method. In accordance with Company policy the net capitalized costs are evaluated for impairment on an annualized basis.

Organization costs are amortized over sixty months using the straight-line method.

Income Tax:

The Company is subject to the greater of federal income taxes computed under the regular system or the alternative minimum tax (AMT) system.

Effective July 1, 1992, the Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (SFAS 109),which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Stock Based Compensation:

In October 1995, the FASB issued Statement No. 123, Accounting for Stock Based Compensation. Presently, the Company grants stock options for a fixed number of shares to employees, directors, and officers with an exercise price equal to the fair value of the shares at the date of grant. As allowed under the new standard, the Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and accordingly, recognizes no compensation expense for the stock option grants. The Company will continue to account for stock options in this fashion.

NOTE B - COSTS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS:

In 1995, the Company constructed a cable network system for a school district for a total contract price of $517,542. At the end of 1995, the excess of costs over the amount billed was reflected as a current asset on the balance sheet. The Company estimated and recorded a provision for a loss on its contract in the amount of $24,074 in fiscal 1995. In 1996, the contract was completed resulting in an actual loss which was $505 less than that originally estimated.

                            STONE MEDIA CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 1996 and 1995


NOTE C - EQUIPMENT:

Equipment

                                                     1996             1995
                                                   --------         --------
Computer equipment                                 $296,934           $4,580

Furniture and fixtures                                7,855              463
                                                   --------         --------
  Less accumulated depreciation                     (28,279)            (786)
                                                   --------         --------
                                                   $276,510           $4,257
                                                   ========         ========


NOTE D - OTHER ASSETS:

License

The Company entered into an agreement with Texas Utilities Communications, Inc.
(TUC) whereby the Company was granted the right subject to certain conditions to install fiber optic cable to be used for its interactive communications services. Pursuant to such agreement, title to all equipment passes to TUC as soon as it is installed. There is also an annual license fee based on linear feet of cable installed. The primary term of this license agreement is ten years with a ten year renewal term at the Company's option.

The costs of the equipment and related installation is capitalized as the initial license fees. The required annual maintenance is treated as a current year expense. The Company annually compares the unamortized portion of capitalized costs to the net realizable value of the license. The net realizable value is the estimated future gross revenue from the product reduced by estimated future costs of operations and disposition of transmission and distribution services. The amount by which the unamortized capital costs exceed the net realizable value is written off to expense in the period in which the determination is made.

During 1996, the Company capitalized $617,000 toward the initial license fee.

Cable Equipment

During fiscal 1996, the Company purchased $897,928 of fiber optic cable and related equipment to be installed and capitalized toward the initial license fee with TU Communications.

                            STONE MEDIA CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 1996 and 1995




NOTE D - OTHER ASSETS (CONTINUED):

Software Costs:

The Company capitalized its costs of purchased software. These costs are associated and are reflected as an asset resulting from the Company's merger. The Company annually compares the unamortized portion of capitalized costs to the net realizable value of the related product. The net realizable value is the estimated future gross revenue from the product reduced by estimated future costs of operations and disposition of the product. The amount by which the unamortized capital costs exceed the net realizable value is written off to expense in the period in which the determination is made. The capitalized costs amount to $297,047 and the related amortization is $59,409 at June 30, 1996.

Goodwill

Goodwill, in the amount of $30,068 represents the excess of the cost of Epoch over the fair value of its net assets, is being amortized on the straight-line method over a period of ten years. The reason for the period adopted is that, in managememt's opinion, the Company acquired, in addition to the net assets, the officers and engineering team which include a core group that possess valuable technological experience. The accumulated amortization at June 30, 1996 was $3,007.

Organization Costs

                                                    1996               1995
                                                   --------         ---------
Organization Costs                                    1,200            1,200
Less Accumulated Amortization                           440              200
                                                   --------         --------
                                                        760            1,000
                                                   ========         ========

Restricted Common Stock - Related Party

The Company has restricted common stock - related party in the amount of $599 classified as securities held-to-maturity. The Company will reassess the appropriateness of this classification and the fair market value of its securities at each reporting date.

NOTE E - SECURITIES:

The Company sold its marketable securities classified as trading securities at various times during fiscal 1995 and 1994 to meet cash operating needs. These sales resulted in net losses of $824 and $48,810 in 1995 and 1994, respectively.

                            STONE MEDIA CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 1996 and 1995





NOTE F - ACCOUNTS PAYABLE - RELATED PARTY:

The Company recorded a liability in the amount of $109,400 and $98,748 as of June 30, 1996 and 1995, respectively, to related parties for expenses advanced and services rendered. $96,920 of the amount at June 30, 1995 was paid under the terms of the Company's 1995 Special Employee Benefit Plan. See Note I for more details.


NOTE G - COMMITMENTS AND CONTINGENCIES:

The Company leases its headquarters under a noncancelable operating lease which expires in March 1997. The Company also pays for office space leased by a related party for which the Company has no formal obligation, but plans to continue paying until the lease for its main office space expires. Total rental payments for these two leases will total approximately $37,877 through the end of the leases. The Company also leases an office in Temple, Texas under a noncancelable operating lease which expires in April 2001. Total rental payments for the Temple office will be approximately $137,883 through the end of the lease term. For the years ended June 30, 1996, 1995 and 1994, rent expense totaled $54,897, $9,296, and $30,127 respectively.

During 1996, the Company began two phases of its license agreement with TUC. The completion of both of these phases is dependent on the Company obtaining additional financing.

NOTE H - RELATED PARTY TRANSACTIONS:

Other than discussed in other notes, transactions with relted parties are as follows:

On March 7, 1994, the Company issued 1,800,000 shares of restricted common stock to a related party in exchange for 100,000 shares of USA Video Corporation (USA Video) common stock and 400,000 shares of restricted Electrical Generation Corporation (EGT) stock.

On March 9, 1994, the Company issued 5,418,750 of its restricted common stock to a related party for $10.00 cash and professional services representing unique knowledge of fiber optic technology. On June 27, 1994, upon reconsideration of the value of services and the Company's common stock, 4,618,750 of these shares were returned to the Company's treasury and were cancelled.

On June 24, 1994, the Company entered into a stock exchange agreement with a related party to exchange 1,500,000 shares of its restricted common stock for 301,000 shares of USA Video free-trading common stock and 199,000 shares of EGT restricted common stock.

On June 16, 1995, the Directors and Executive Officers of the Company agreed to accept, when issued, shares of the Company's common stock, at a price of nineteen cents ($0.19) per share, in lieu of cash payment of the compensation owed to them. Such shares were subject to the Registration on Form S-8 of the Company's 1995 Special Employee Benefit Plan. In fiscal 1996, 485,100 shares were issued under the provisions of this plan to related parties.

The Company paid contract costs to related parties in the amount of $10,794 and $163,000 during 1996 and 1995, respectively.

The Company paid consulting and professional fees to related parties in the amounts of $87,465, $177,873 and $300 during 1996, 1995 and 1994, respectively.

During fiscal 1996 the Company advanced to a related party $62,500 of which $30,000 has been repaid. This $30,000 receivable is included in the $33,687 balance at June 30, 1996 and is reflected as a current asset.

During fiscal 1996, the Company agreed to pay the members of its finance committee $95,000 for services rendered on such committee.

                            STONE MEDIA CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 1996 and 1995





NOTE I - STOCKHOLDERS' EQUITY:

Preferred Stock: The Company is authorized to issue 20,000,000 shares of preferred stock at a par value of $1.00 per share. There were no shares issued and outstanding as of June 30, 1996 and 1995.

Common Stock: The Company is authorized to issue 50,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights. There were 21,735,350 and 5,561,250 shares issued as of June 30, 1996 and 1995 respectively. Of the shares outstanding, there were 19,847,400 and 4,440,000 restricted as of June 30, 1996 and 1995, respectively.

During 1996, the Company authorized issuance of 500,000 shares of its common stock for payment of accounts payable-related party at $0.19 per share.

1995 Special Employee Benefit Plan: In June 1995, the Company's Board of Directors adopted the StoneMedia 1995 Special Employee Benefit Plan. The Plan is administered and terms of stock purchases are established by the Board of Directors. Under the terms of the Plan, the Company may issue 1,086,500 shares. The Company negotiated payments to certain employees and non-employees to issue its stock for services rendered during 1995. The price per share was $0.19. The shares were issued and subsequently cancelled during fiscal year 1995. The Company reissued 953,600 shares in February 1996. The remaining shares have not been issued as of June 30, 1996.

1994 Special Employee Stock Option Plan: In December 1994, the Company's Board of Directors and Shareholders adopted the StoneMedia Corporation 1994 Special Employee stock Option Plan. The Plan is administered and terms of option grants are established by the Board of Directors. Under the terms of the Plan, options may be granted to the Company's employees and consultants to purchase shares of common stock. The option price is equal to the fair market value as determined by the Board of Directors at the date of grant. The Company is authorized to issue 1,000,000 shares under this plan.

NOTE J - WRITEDOWN OF NOTE:

In 1994, the Company recorded a writedown of a note in the amount of $20,179. The Company determined that the recoverability of the principal amount or any associated collateral was remote. Consequently, the Company removed the entire principle amount, related allowance for bad debt and accrued interest receivable from the accounts and charged the resulting loss to current expense.

                            STONE MEDIA CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 1996 and 1995





NOTE K - INCOME TAXES:

The Company has net operating loss carryforwards totaling $2,325,276 and capital losses in the amount of $49,634 for 1996 that is available to offset its future income tax liability.

No deferred tax asset has been recognized for the operating loss carryforward as it is more likely than not that all or a portion of the net operating loss will not be realized and any valuation allowance would reduce the benefit to zero.

NOTE L - SUBSEQUENT EVENTS:

In the first quarter of fiscal 1997, the Company began providing internet access services to commercial and residential users in Central Texas. Revenues from these services will be recognized when billed.

The Company is aggressively seeking additional financing to have the ability to continue their plans to expand their fiber optic interactive software business. Additional financing may involve the issuance of new shares of the Company's stock or convertible debentures.

                              INDEX TO EXHIBITS


EXHIBIT
NUMBER                  DESCRIPTION
-------                 -----------

10.01                   SHAREHOLDERS AGREEMENT

27                      FINANCIAL DATA SCHEDULE