Form 10-Q
period 1996-09-30
STONE MEDIA CORP
filed 1996-11-21
CIK 824480

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                   FORM 10-Q


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                    For the Quarter Ended September 30, 1996

                          Commission File No. 33-18050


                            STONE MEDIA CORPORATION

             (Exact name of Registrant as specified in its charter)

               Colorado                                87-0447213
               --------                                ----------
        State of Incorporation           (I.R.S. Employer Identification Number)



          634 Preston Royal, Suite 214, Dallas, Texas           75230
          -------------------------------------------------------------
           (Address of Principal Executive Offices)          (zip code)

                                 (214) 361-2094
                           --------------------------
              (Registrant's telephone number, including area code)


        -----------------------------------------------------------------
(Registrant's former name, former address, and former fiscal year, if changed since last report)

       Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               (1)  Yes  X          No
                       -----          -----
               (2)  Yes  X          No
                       -----          -----
       Indicate the number of shares outstanding of each of Registrant's classes of common stock as of the latest practicable date. As of September 26, 1996, Registrant had outstanding 21,868,250 shares of its $0.001 par value Common Stock.

                            STONE MEDIA CORPORATION

                                   Form 10-Q
                     Three Months Ended September 30, 1996
                                     INDEX

                                                                     Page
                                                                     ----
PART I FINANCIAL INFORMATION

       ITEM I  Consolidated Financial Statements . . . . . . . . . . . 1

               Balance Sheets - Unaudited  . . . . . . . . . . . . . . 1

               Income Statement - Unaudited  . . . . . . . . . . . . . 3

               Statements of Cash Flow - Unaudited   . . . . . . . . . 4

               Notes to Consolidated Financial Statements  . . . . . . 5

       ITEM 2  Management's Discussion and Analysis
               of Financial Conditions and Results
               of Operations   . . . . . . . . . . . . . . . . . . . . 8

PART II        OTHER INFORMATION

       ITEM 1  Legal Proceedings  . . . . . . . . . . . . . . . . . .  9

       ITEM 2  Changes in Securities  . . . . . . . . . . . . . . . .  9

       ITEM 3  Defaults upon Senior Securities  . . . . . . . . . . .  9

       ITEM 4  Submission of Matters to a
                      Vote of Security Holders  . . . . . . . . . . .  9

       ITEM 5  Other Information  . . . . . . . . . . . . . . . . . .  9

       ITEM 6  Exhibits and Reports on Form 8-K . . . . . . . . . . .  9


SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  9

                            STONE MEDIA CORPORATION
                           Balance Sheets - Unaudited
                               (In Whole Dollars)

                                               Unaudited           Audited
                                             Sept. 30, 1996     June 30, 1996
                                             --------------    --------------
ASSETS

       CURRENT ASSETS

            Bank Accounts - Cash             $      202,951    $    1,710,100
            Accounts Receivable
                 Non-Affiliates                       1,523             3,023
                 Related Party                       91,387            33,687
            Interest Receivable                           0             2,181
            Prepaid Expenses & Deposits              44,501            30,250
                                             --------------    --------------
            Total Current Assets                    340,362         1,779,241

       PROPERTY & EQUIPMENT

            Property & Equipment                    415,586           304,789
            Less: Accumulated Depreciation          (31,284)          (28,279)
            Leasehold Improvements                    1,033                 0
            Less: Accumulated Amortization              (26)                0
                                             --------------    --------------
            Total Equipment                         385,309           276,510

       OTHER ASSETS

            Restricted Common Stock                     599               599
            Inventory - Equipment                   140,668                 0
            License                                 617,000           617,000
            Cable Equipment                         912,849           897,928
            Software Costs                          297,047           297,047
            Goodwill                                 30,068            30,068
            Organization Costs                        1,200             1,200
            Less: Accumulated Amortization          (78,520)          (62,856)
                                             --------------    --------------
            Total Other Assets                    1,920,911         1,780,986
                                             ==============    ==============
TOTAL ASSETS                                 $    2,646,582    $    3,836,737
                                             ==============    ==============

                            STONE MEDIA CORPORATION
                           Balance Sheets - Unaudited
                               (In Whole Dollars)

                                                 Unaudited         Audited
                                              Sept. 30, 1996    June 30, 1996
                                              --------------    --------------
LIABILITIES

       CURRENT LIABILITIES

            Accounts Payable
                 Non-Affiliates               $      282,778    $      782,627
                 Related Party                        95,000           109,400
            Shareholder Advance                            0            45,000
            Payroll Taxes Payable                        327            12,696
            Sales Tax Payable                            446                 0
            Accrued Expenses                             530               530
            Notes Payable - Current Portion            1,574                 0
                                              --------------    --------------
            Total Current Liabilities                380,655           950,253

       LONG TERM LIABILITIES                               0                 0

            Notes Payable - Long Term                  2,887                 0
                                              --------------    --------------
            Total Long Term Liabilities                2,887                 0
                                              --------------    --------------
       TOTAL LIABILITIES                             383,542           950,253
                                              --------------    --------------


STOCKHOLDERS' EQUITY (DEFICIT)

       Common Stock                                   21,868            21,735
       Preferred Stock                                     0                 0
       Additional Paid-In Capital                  5,265,095         5,239,977
       Accumulated Deficit                        (3,023,923)       (2,375,228)

                                              --------------    --------------
       TOTAL STOCKHOLDERS' EQUITY (DEFICIT)        2,263,040         2,886,484
                                              --------------    --------------

TOTAL LIABILITIES &
                                              ==============    ==============
       STOCKHOLDERS' EQUITY (DEFICIT)         $    2,646,582    $    3,836,737
                                              ==============    ==============

                            STONE MEDIA CORPORATION
                          Income Statement - Unaudited
                               (In Whole Dollars)


                                                For the Three   For the Three
                                                Months Ended    Months Ended
                                                  09/30/96        09/30/95
                                                -------------   -------------
REVENUES

       Contract Income - Belton ISD             $          0    $    517,542
       Internet Access Income                          6,263               0
       Interest Income                                 7,295               0
                                                ------------    ------------
       Total Revenues                                 13,558         517,542

COST OF SALES

       Cost of Sales in Progress - Belton ISD              0         526,033
                                                ------------    ------------
       Total Cost of Sales                                 0         526,033
                                                ------------    ------------
GROSS PROFIT                                          13,558          (8,491)

EXPENSES

       Salary                                        300,574          83,576
       Employer Payroll Taxes                         17,219           6,377
       Supplies                                        5,129           1,201
       Bank Charges                                      316             119
       Rent                                           20,390           9,789
       General Office                                 29,168           1,161
       Postage & Delivery                              1,826              73
       Accounting & Legal                             39,950             859
       Stock Issuance Costs                           56,216               0
       Advertising & Marketing                        38,252          10,486
       Consulting                                     28,716          13,380
       Internet Services                              10,540           6,489
       Utilities                                           0             431
       Miscellaneous                                       0             589
       Travel                                         57,044          14,607
       Telephone                                      38,218           3,708
       Auto Allowance                                      0             500
       Other                                               0               0
       Depreciation Expense                            3,005               0
       Amortization Expense                           15,690               0
                                                ------------    ------------
       Total Expenses                                662,253         153,345
                                                ============    ============
NET INCOME                                      $   (648,695)   $   (161,836)
                                                ============    ============


SHARES OUTSTANDING                                21,868,250      15,611,250

EARNINGS PER SHARE                              $      (0.03)   $      (0.01)
                                                ============    ============

                            STONE MEDIA CORPORATION
                      Statements of Cash Flow - Unaudited
                               (In Whole Dollars)


                                                           For the Three   For the Three
                                                           Months Ended    Months Ended
                                                             09/30/96        09/30/95
                                                           -------------   -------------
Cash Flows from Operating Activities

       Net Loss                                            $   (648,695)   $   (161,836)

       Adjustments to Reconcile Net Income to
       Net Cash Used by Operating Activities:
            Accumulated Depreciation                              3,005             784
            Accumulated Amortization                             15,690               0
       Changes in Working Capital
            Increase in Accounts Receivable                     (57,700)        (49,759)
            Decrease in Accounts Receivable - Affiliates          1,500               0
            Increase in Prepaid Expenses & Deposits             (14,251)              0
            Decrease in Interest Receivable                       2,181               0
            Decrease in Accounts Payable                       (499,849)         86,912
            Decrease in Accounts Payable - Affiliates           (59,400)         70,441
            Increase in Note Payable - Current Portion            1,574          94,475
            Decrease in Payroll Taxes Payable                   (12,369)          5,614
            Increase in Sales Tax Payable                           446               0
            Increase in Notes Payable - Long Term                 2,887               0
                                                           ------------    ------------
       Net Cash Provided by Operations                       (1,264,981)         46,631

Cash Flows From Investing Activities

       Used For:
       Furniture, Equipment & Leasehold Improvmts              (111,830)              0
       Cable Equipment                                          (14,921)              0
       Inventory                                               (140,668)              0
                                                           ------------    ------------
       Net Cash Used For Investing                             (267,419)              0

Cash Flows From Financing Activities

       Proceeds from Common Stock Issuance                       25,251               0
       Other                                                          0        (184,685)
                                                           ------------    ------------
Net Cash Used in Financing                                       25,251        (184,685)

Net Increase (Decrease) in Cash                            $ (1,507,149)   $   (138,054)
                                                           ============    ============

Summary
       Cash  Balance at End of Period                      $    202,951    $     23,357
       Cash Balance at Beginning of Period                    1,710,100          75,054
                                                           ============    ============
       Net Increase (Decrease) in Cash                     $ (1,507,149)   $    (51,697)
                                                           ============    ============

                            STONE MEDIA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Three Months Ended September 30, 1996


NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

History:
The Company was organized July 14, 1987, as a Colorado corporation under the name Harrow Industries Inc. On April 7, 1994, the Company changed its name to Stone Media Corporation.

The Company completed a merger with respect to its wholly owned subsidiary Epoch Communications Corporation ("Epoch") effective on July 3, 1995. The business combination was accounted for as a purchase. Before fiscal 1996, the Company was in the development stage.

The Company is a multi-faceted telecommunications company providing a broad range of data communications equipment, services and carrier circuits to commercial and residential subscribers. The Company provides; research and development; the design and monitoring of communication networks; design, implementation and monitoring of wide-area and local area networks; installation and maintenance of telecommunication equipment; lease and sale of dedicated, high speed fiber optic circuits; and the providing of Internet access services.

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

Revenue and Cost Recognition:
Revenues are recognized on the completed contract method. A contract is considered complete when the work has been accepted by the customer. The Company completed one contract in the prior fiscal year and recognized the entire contract amount in such fiscal year. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, and repairs. General and administrative costs are charged to expense as incurred.

Principles of Consolidation:
The Company consolidates its financial statements with its wholly owned subsidiary, Epoch Communications Corporation. All significant inter-company accounts and transactions have been eliminated.

Cash and Cash Equivalents:
For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents. The Company places its cash with high quality financial institutions. At times, cash balances may be in excess of the FDIC insurance limit.

Earnings (Loss) per Common Share:
Earnings (loss) applicable to common stock is based on the number of shares of common stock outstanding during the applicable period.

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

Depreciation and Amortization:
The Company depreciates its cost in equipment based on the estimated number of years benefited using the straight-line method. Leasehold improvements are amortized over ten years, using the straight-line method. Network Software costs are amortized over five years or less, depending on the usefulness of the capitalized costs, using the straight-line method. The licensing agreement with TUC (See Note B) is amortized over ten years using the straight-line method. In accordance with Company policy the net capitalized costs is evaluated for impairment on an annualized basis. Organization costs are amortized over sixty months using the straight-line method. Goodwill is amortized over ten years using the straight-line method.

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

NOTE B - OTHER ASSETS:

Licensing Contract

The Company is a party to an agreement with TU Communications (TUC) whereby the Company acquired rights of way to install cable to be used for its interactive communications services. The Company is to install and maintain fiber optic fiber on these rights of way. The costs of the fiber and related equipment installation and maintenance is capitalized as the initial licensing fees. Pursuant to such agreement, title to the fiber passes to TUC as soon as it is installed on any of these rights of way. There is also an annual license fee based on linear feet of cable installed. The primary term of this licensing agreement is ten years with a ten year renewal term at the Company's option.

The Company capitalizes its costs for materials and labor as it relates to a license for the Company to acquire the exclusive use of rights of way to distribute and transmit information over fiber optic cables. The Company annually compares the unamortized portion of capitalized costs to the net realizable value of the license. The net realizable value is the estimated future gross revenue from the product reduced by estimated future costs of operations and disposition of transmission and distribution services. The amount by which the unamortized capital costs exceed the net realizable value is written off to expense in the period in which the determination is made.

Purchased Software Costs:

The Company capitalized its costs of purchased software. These costs are associated and are reflected as an asset resulting from the Company's subsidiary's merger. The Company annually compares the unamortized portion of capitalized costs to the net realizable value of the related product. The net realizable value is the estimated future gross revenue from the product reduced by estimated future costs of operations and disposition of the product. The amount by which the unamortized capital costs exceed the net realizable value is written off to expense in the period in which the determination is made.
The capitalized costs amount to $297,047 as of both September 30 and June 30, 1996; and the related accumulated amortization is $74,262 and $59,409 at September 30 and June 30, 1996, respectively

Goodwill

The Company recorded goodwill in the amount of $30,068 as a result of the merger with Epoch. The accumulated amortization is $3,758 and $3,007 at September 30 and June 30, 1996, respectively.

Organization Costs

                                                  1996             1995
                                               ----------       ---------
Organization Costs                                  1,200           1,200
Less Accumulated Amortization                         500             440
                                               ----------       ---------
                                                      700             760
                                              ===========      ==========

Restricted Common Stock - Related Party
The Company has restricted common stock - related party in the amount of $599 classified as securities held-to-maturity. The Company will reassess the appropriateness of this classification and the fair market value of its securities at each reporting date.

NOTE C - ACCOUNTS PAYABLE - RELATED PARTY:

The Company recorded a liability in the amount of $14,400 as of June 30, 1996, to related parties for expenses advanced to the Company in 1996.

NOTE D - COMMITMENTS:

The company leases its headquarters under a non-cancelable operating lease which expires in March 1997. The Company also pays for office space leased by a related party for which the Company has no formal obligation, but plans to continue paying until the lease for its main office space expires. Total rental payments for these two leases will total approximately $25,596 through the end of the leases. The Company also leases an office in Temple, Texas under a non-cancelable operating lease which expires in April 2001. Total rental payments for the Temple office will be approximately $130,626 through the end of the lease term. For the periods ended and September 30 and June 30, 1996, rent expense totaled $20,390 and $54,897, respectively.

NOTE E - RELATED PARTY TRANSACTIONS:

The Company paid consulting and professional fees to related parties in the amount of $30,000 during the fiscal quarter ended September 30, 1996. During Fiscal 1996, the Company advanced to a related party $62,500 of which $30,000 has been repaid. This $32,500 receivable is included in the $91,387 balance at September 30, 1996. Such balance also includes $57,700 advanced to executive officers of the Company.

NOTE F - STOCKHOLDERS' EQUITY:

Preferred Stock: The Company is authorized to issue 20,000,000 shares of preferred stock at a par value of $1.00 per share. There were no shares issued and outstanding as of September 30, 1996.

Common Stock: The Company is authorized to issue 50,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights. There were 21,868,250 shares issued as of September 30, 1996. Of the shares outstanding, there were 19,767,400 restricted.

Stock Options: The Company has outstanding authorized stock options to key employees for 180,000 shares of the Company's $0.001 common stock to be issued at market price.

NOTE G - INCOME TAXES:

The Company had net operating loss carry forwards totaling $2,260,044 and capital losses in the amount of and $49,634 for June 30, 1996 that is available to offset its future income tax liability.

No deferred tax asset has been recognized for the operating loss carryforward as it is more likely than not that all or a portion of the net operating loss will not be realized and any valuation allowance would reduce the benefit to zero.



                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


      Liquidity and Capital Resources. Registrant's milestones (listed below) have been achieved by committing funds received from the $5 million private placement by Alpha CommSat Public Co., Ltd. Under the terms of the private placement agreement, funds committed to working capital were to be used to pay for specified operations and pay specified expenses. Such first round funds were to have been exhausted during the fourth quarter of fiscal 1996; but adjustments were made by Registrant to extend the use of the funds to the second quarter of fiscal 1997. Registrant anticipates expending the remaining first round funds during the second half of the second quarter of fiscal 1997. Management anticipates that such first round cash funds will be exhausted prior to completing second round financing and that the Company will be required to seek alternative sources of working capital to continue its current level of operations. Such sources may include proceeds from the Alpha CommSat requisition request (mentioned below), short-term financing, working capital loans, sale or collateralization of certain property and equipment not currently in operation or private placement investment.

      General and Results of Operations. During the first quarter of fiscal 1997, Registrant has reached several milestones: (1) Management has completed its search for an experienced senior vice president of marketing and sales worldwide. Mr. H. Jerry Clay has an extensive background in high technology sales and service holding senior management positions with several Silicon Valley firms and in Washington, D.C. He has also worked with the U.S. Department of Defense assigned to various classified data collection and analysis projects. (2) Registrant has engaged MarketBound, a consulting firm located in Los Gatos, California, to assist in positioning and launching of its products and for national marketing. MarketBound's significant client list includes in part Amdahl Corporation, Apple Computer, Fujitsu America, Hewlett-Packard, IBM, Novell, Vitacom and Hughes LAN Systems. MarketBound is working with Mr. Clay on a product launch strategy. (3) StoneMedia received notification that a Bell Helicopter facility had accepted a StoneMedia video system installed for security surveillance. (4) The Company added Internet access services to commercial and residential users in Central Texas, including approximately 109 customers at the end of the fiscal quarter. (5) Alpha CommSat Co., Ltd., a major shareholder of the Company issued a requisition request on August 5, 1996 for the purchase of $820,000 in video conferencing demonstration equipment for use in such company's offices, and for equipment to install an entertainment on demand system in a hotel in Bangkok. The requisition request is contingent upon outside financing. Alpha CommSat has informed the Company's chief executive officer of Its agreement to guaranty the debt. (6) In August, the Company hosted a reception in Amsterdam in anticipation of formalizing relationships in Europe. The reception was attended by representatives from Alpha CommSat, the U.S. Consul General to The Netherlands, the Thai Ambassador to The Netherlands, and numerous business and industry executives. Management anticipates forming a subsidiary in the second or third quarter of fiscal 1997 for purposes of implementing operations in Europe.

      Operations of the Company have resulted in a current operating loss. If Registrant is unable to generate revenues or obtain additional financing it may be necessary for the Company to negotiate the deferred payment of certain current expenses and make further adjustments to its current plan of operations. If the Company is unable to raise adequate funds, it may be unable to take advantage of agreements negotiated with T.U. Communications.

      Material Changes in Financial Condition.   First round financing funds
are being expended as anticipated and adjusted. The Company anticipates a shortage in working capital funds in the second half of the second quarter of fiscal 1997.

      Material Changes in Results of Operations. Management believes that material changes in results of operations will be achieved in fiscal 1997 as the Company pursues new marketing strategies.

      Subsequent Events. The Company has been provided with the opportunity to install evaluation units in the United States Library of Congress. The Library of Congress anticipates installing one unit in the library and one unit at the United States Senate. Library installation is scheduled for November 19,1998. First round financing funds are nearly exhausted, as anticipated. Additional working capital funds are being pursued.


                           PART II OTHER INFORMATION

Item 1      Legal Proceedings - None
Item 2      Changes in Rights of the Company's Security Holders -- None
Item 3      Defaults by the Company on its Senior securities -- None
Item 4      Results of Votes of Security Holders -- None
Item 5      Other Information -- None
Item 6      (a) Exhibits
                27      Financial Data Schedule
            (b) Reports on Form 8-K -- None

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duty caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                  STONE MEDIA CORPORATION,
                                  a Colorado corporation



                                  /s/ ELBERT G. TINDELL
                                  --------------------------------------------
                                  Elbert G. Tindell, Chief Executive Officer
                                  Dated: November 20, 1996




                                  /s/ ROBERT R. KINCAID
                                  --------------------------------------------
                                  Robert R. Kincaid
                                  Dated: November 20, 1996

                                 EXHIBIT INDEX

Exhibit No.           Description
-----------           -----------
    27          Financial Data Schedule