Form 10-Q
period 1996-12-31
STONE MEDIA CORP
filed 1997-02-25
CIK 824480

         THIS DOCUMENT IS A COPY OF THE 10-Q FILED ON FEBRUARY 25, 1997
                              PURSUANT TO RULE 201
                          TEMPORARY HARDSHIP EXEMPTION


                       SECURITES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                   FORM 10-Q

                  Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934
                    For the Quarter Ended December 31, 1996

                          Commission File No. 33-18050

                            Stone Media Corporation

             (Exact name of Registrant as specified in its charter)

              Colorado                                 87-0447213
              --------                                 ----------
      State of Incorporation             (I.R.S. Employer Identification Number)

             634 Preston Royal, Suite 214, Dallas, Texas    75230
             ------------------------------------------------------
             (Address of Principal Executive Offices)    (zip code)

                                  214.361.2094
                                  ------------
            (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
      (Registrant's former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       (1) Yes  X    No
                               ---      ---

                       (1) Yes  X    No
                               ---      ---

 Indicate the number of shares outstanding of each of Registrant's classes of common stock as of the latest practicable data. As of December 31, 1996 Registrant had 22,268,250 shares of its $0.001 par value Common Stock.

                            STONE MEDIA CORPORATION

                                   FORM 10-Q
                       Six Months Ended December 31, 1996


                                     INDEX

                                                                                                   Page
PART  I  FINANCIAL INFORMATION

  ITEM  I   Balance Sheets - Unaudited  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1

            Statements of Cash Flow - Unaudited . . . . . . . . . . . . . . . . . . . . . . . . . .  3

  ITEM  II  Management's Discussion and Analysis
            of Financial Conditions and Results
            of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 5

PART II   OTHER INFORMATION

  ITEM 1    Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  6

  ITEM 2    Changes in Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  6

  ITEM 3    Defaults upon Senior Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . .  6

  ITEM 4    Submission of Matters to a
            vote of Security Holders  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  6

  ITEM 5    Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  6
  ITEM 6    Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . .  6


Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  7

                            STONE MEDIA CORPORATION
                           Balance Sheets - Unaudited
                               (In Whole Dollars)





 ASSETS

                                                                          Unaudited                  Audited
                                                                      Dec. 31, 1996            June 30, 1996
                                                                      -------------            -------------
           CURRENT ASSETS:

              Bank Accounts - Cash                                          $24,598                1,710,100
              Accounts Receivable
                Non-Affiliates                                                8,268                    3,023
                Related Party                                               237,779                   33,687
              Interest Receivable                                                 0                    2.181
              Prepaid Expenses & Deposits                                       906                   30,250
                                                                      ----------------------------------------
            Total Current Assets                                            271,551                1,779,241

         PROPERTY & EQUIPMENT

              Property & Equipment                                          412,748                  304,789
              Less: Accumulated Depreciation                               (58,506)                 (28,279)
                                                                      ----------------------------------------
              Total Equipment                                               354,242                  276,510

         OTHER ASSETS

               Restricted Common Stock                                          599                      599
               Inventory - Equipment                                              0                        0
               License                                                      617,000                  617,000
               Cable Equipment                                              912,849                  897,928
               Software Costs                                               297,047                  297,047
               Goodwill                                                      30,068                   30,068
               Organization Costs                                             1,200                    1,200
               Less: Accumulated Amortization                              (94,184)                 (62,856)
                                                                      ----------------------------------------
               Total Other Assets                                         1,764,579                1,780,986
                                                                      ----------------------------------------
              TOTAL ASSETS                                               $2,390,372               $3,836,737
                                                                      ========================================


                            STONE MEDIA CORPORATION
                           Balance Sheets - Unaudited
                               (In Whole Dollars)



                                                                           Unaudited                  Audited
                                                                       Dec. 31, 1996            June 30, 1996
                                                                       -------------            -------------
             LIABILITIES
              CURRENT LIABILITIES

               Accounts Payable
                 Non-Affiliates                                             $401,293                 $782,627
                 Related Party                                                52,928                  109,400
               Shareholder Advance                                            28,299                   45,000
               Payroll Taxes Payable                                          84,729                   12,696
               Sales Tax Payable                                                 634                        0
               Accrued Expenses                                               44,819                      530
                                                                      ----------------------------------------
               Total Current Liabilities                                     612,702                  950,253

               LONG TERM LIABILITIES                                               0                        0

               Notes Payable - Long Term                                     200,000                        0
                                                                      ----------------------------------------
               Total Long Term Liabilities                                   200,000                        0

                                                                      ----------------------------------------
                TOTAL LIABILITIES                                            812,702                  950,253
                                                                      ----------------------------------------


             STOCKHOLDER'S EQUITY (DEFICIT)

                 Common Stock                                                 22,268                   21,735
                 Preferred Stock                                                   0                        0
                 Additional Paid-In Capital                                5,340,106                5,239,977
                 Accumulated Deficit                                     (3,784,704)              (2,375,228)
                                                                      ----------------------------------------
                 Total Stockholder's Equity (Deficit)                      1,577,670                2,886,484
                                                                      ----------------------------------------

             TOTAL LIABLITIES &                                       ----------------------------------------
             STOCKHOLDER'S EQUITY (DEFICIT)                               $2,390,372               $3,836,737
                                                                      ========================================


                            STONE MEDIA CORPORATION
                      Statements of Cash Flow - Unaudited
                               (In Whole Dollars)



                                                                       For the Six              For the Six
                                                                      Months Ended             Months Ended
                                                                          12/31/96                 12/31/95
                                                                          --------                 --------
          REVENUES

                 Contract Income - Belton ISD                                   $0                 $517,542
                 Network Services Income                                     5,203                        0
                 Internet Access Income                                     17,952                        0
                 Interest Income                                             8,568                        0
                 Other Income                                                    3
                                                                      ----------------------------------------
                 Total Revenues                                             31,726                  517,542

          COSTS OF SALES

                 Cost of Sales in Progress - Belton ISD                          0                  533,744
                 Cost of Equipment Sold                                        179                        0
                                                                      ----------------------------------------
                 Total Cost of Sales                                           179                  533,744
                                                                      ----------------------------------------
          GROSS PROFIT                                                      31,547                 (16,202)

          EXPENSES

                Salary                                                     594,199                  210,826
                Employer Payroll Taxes                                      35,687                   21,929
                Overseas Living Allowance                                  114,000                        0
                Supplies                                                     5,369                    2,905
                Bank Charges                                                   720                      297
                Rent                                                        53,080                   11,536
                General Office                                              59,156                    5,837
                Postage & Delivery                                           5,339                      229
                Accounting & Legal                                         115,746                    9,068
                Financing Costs                                             20,075                        0
                Advertising & Marketing                                     40,281                   10,486
                Consulting                                                  58,036                   34,519
                Internet Services                                           62,386                   14,955
                Programming & Encoding Services                              5,009                        0
                Utilities                                                        0                      431
                Miscellaneous                                                3,813                    9,369
                Travel & Meals                                             170,446                   48,467
                Telephone                                                   36,126                   10,596
                Auto Allowance                                                   0                      500
                Other                                                            0                    4,756
                Depreciation Expenses                                       30,129                        0
                Amortization Expenses                                       31,426                        0
                                                                      ----------------------------------------
                Total Expenses                                           1,441,023                  396,706
                                                                      ----------------------------------------
          NET INCOME                                                  ($1,409,476)               ($412,908)
                                                                      ========================================
          SHARES OUTSTANDING                                            22,268,250               15,611,250

          EARNINGS PER SHARE                                               ($0.06)                  ($0.03)
                                                                      ========================================


                            STONE MEDIA CORPORATION
                      Statements of Cash Flow - Unaudited
                               (In Whole Dollars)


                                                                       For the Six              For the Six
                                                                      Months Ended             Months Ended
                                                                          12/31/96                 12/31/95
                                                                          --------                 --------
           Cash Flows from Operating Activities

                Net Loss                                              ($1,409,476)               ($412.849)

                Adjustments to Reconcile Net Income to
                Net Cash Used by Operating Activities:
                  Accumulated Depreciation                                  30,129                      784
                  Accumulated Amortization                                  31,426                        0
                Changes in Working Capital
                Increase in Accounts Receivable                            (5,245)                  (3,381)
                  Increase in Accounts Receivable - Affiliates           (204,092)                   15,918
                Decrease in Prepaid Expenses & Deposits                     29,344                        0
                  Decrease in Interest Receivable                            2,181                        0
                  Decrease in Accounts Payable                           (381,334)                   79,248
                  Decrease in Accounts Payable - Affiliates               (73,173)                   96,919
                  Increase in Note Payable - Current Portion                     0                  263,275
                  Increase in Payroll Taxes Payable                         72,033                   35,181
                  Increase in Sales Tax Payable                                634                        0
                  Increase in Accrued Expenses                              44,289                        0
                  Increase in Notes Payable - Long Term                    200,000                        0
                                                                      ----------------------------------------
                 Net Cash Provided by Operations                       (1,663,284)                   75,095

               Cash Flows From Investing Activities

                Used For:
                Furniture, Equipment & Leasehold Improvmts.              (107,959)                        0
                Cable Equipment                                           (14,921)                        0
                Inventory                                                        0                        0
                                                                      ----------------------------------------
                Net Cash Used For Investing                              (122,880)                        0

               Cash Flows From Financing Activities

                 Proceeds from Common Stock Issuance                       100,662                   31,250
                 Used For Common Stock                                           0                (215,935)
                                                                      ----------------------------------------
               Net Cash Used in Financing                                  100,662                (184,685)

               Net Increase (Decrease) in Cash                        ($1,685,502)               ($109,590)
                                                                      ========================================
               Summary
                Cash Balance at End of Period                              $24,598                  $37,804
                Cash Balance at Beginning of Period                      1,710,000                   75,054
                                                                      ----------------------------------------
                Net Increase (Decrease) in Cash                       ($1,685,502)                 (37,250)
                                                                      ========================================


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES. In January, 1996, the Company entered into an agreement with Alpha CommSat Co. Ltd. ("Alpha CommSat") to provide $5 million to cover specified operations and expenses in exchange for 5 million shares of $.001 par value common stock. The substantial portion of the Company's working capital needs had been provided by Alpha CommSat under this agreement. Such funds were exhausted as anticipated in the current reporting period. In December, 1996, the Company entered into an additional agreement with Alpha CommSat and the Alphatec Group (collectively "Alpha") to provide up to $1.0 million of working capital for operating expenses.

The success of the Company is dependent on obtaining profitability from operations or obtaining additional capital funding. Management is of the opinion that profitability can be achieved. Management is also pursuing additional capital resources to meet its financial obligations and to provide additional project funding. Such sources may include project financing through the Alphatec Group, project financing through the Export Import Bank of the United States, working capital loans based upon receivables or private placement investment.

GENERAL AND RESULTS OF OPERATIONS.   The Company continued to operate at a net
loss for the quarter and six months ending December 31, 1996. The loss from operations for the six months ended December, 1996 and December, 1995 was $1,409,478 and $412,908, respectively. Revenues decreased to $31,726 from $517,542 for the six month periods ending December 31, 1996 compared to the six month period ending December 31, 1995. This was due primarily to the reason that revenues in 1995 resulted mainly from a contract with the Belton Independent School District in Central Texas, whereby the Company installed its first operational network. The Company concentrated the majority of its efforts in 1996 on evaluating the network operations, on improving the technology and on continuing research and development to place the Company in a position to hire an experienced sales manager and develop a product launch strategy. The Company also concentrated on developing strategic relationships in the United States, Asia Pacific and Europe. Expenses increased to $1,441,023 from $396,706 for the six month periods ending December 31, 1996 compared to the six month period ending December 31, 1995. This was due primarily to the following reasons: (1) In 1996, the Company added new employees to evaluate and improve technology and to build upon strategic relationships. The Company also began paying its chief executive officer, who founded the Company, a salary and began paying its President as salary commensurate to industry standards. The increase in personnel drove the necessity to assume additional office space at the Company's corporate headquarters and at its offices in Central Texas. Consequently, general office expense and health and dental insurance coverage expense increased significantly. (2) The Company's commitment to building strategic relationships in Asia Pacific and Europe resulted in significant increases in travel expenses, meal expense and international long distance. Management believes this commitment has allowed the Company to develop strong relationships in Thailand, and it has pursued a similar strategy in The Netherlands. (3) In the last six months of calendar 1996, the Company incurred substantial expenses as it hired a senior sales manager and a marketing consulting firm to develop a product launch strategy.

The following milestones were reached in the second quarter of Fiscal 1997: (1) Pursuant to its agreement with TU Communications, Inc. ("TU Communications"), The Company began installing approximately 30 miles of fiber optic cable in Central Texas along TU Electric right-of-ways;

(2) The Board of Directors ratified an agreement to hire Jerry Clay as senior vice president of marketing and sales world-wide. Mr. Clay is a highly experienced manager and salesperson who has successfully managed marketing and world wide sales for other companies; (3) Video conferencing demonstration units were installed at the Library of Congress; (4) Additional Internet customers were added in Central Texas; (5) Bell Helicopter purchased an additional security surveillance unit; (6) The Company negotiated deferred payment plans with certain vendors; (7) The Company initiated discussions with certain vendors for licensing its technology on a non-exclusive basis; and (8) Alpha CommSat and the Alphatec Group reconfirmed their commitment to the success of the Company. Management believes that this commitment is most significant as it will assist the Company indeveloping its operational and financial strategy.

MATERIAL CHANGES IN FINANCIAL CONDITION. As anticipated, The Company continues to rely on Alpha CommSat and the Alphatec Group for its current working capital needs. At this time, there is no written agreement as to the length of time Alphatec will continue this commitment.

MATERIAL CHANGES IN RESULTS OF OPERATIONS. Management continues to believe that material improvements in results of operations can be achieved in the last half of Fiscal 1997 and in Fiscal 1998 as the company pursues new marketing strategies and implements a financial plan.

SUBSEQUENT EVENTS. Pursuant to its $1.0 million commitment to the Company, Alphatec has funded $400,000 to the Company to cover certain overhead and expenses. Additionally, under the terms of the $5 million private placement agreement, Alpha CommSat has the right to choose the chief financial officer.
A candidate has been selected and has verbally accepted subject to agreeing on a written employment agreement. Alphatec has provided a financial team to assist in the development of more sophisticated accounting and reporting systems. These systems will facilitate the Company's ability to monitor the progress and profitability of its projects. Working capital used in operations is expected to increase in excess of $300,000 in the next quarter due primarily to installation of additional fiber optic cable in Central Texas. The Company delivered an additional surveillance system to a Bell Helicopter facility.



                           PART II  OTHER INFORMATION

Item 1     Legal Proceedings  -  None
Item 2     Changes in Rights of the Company's Security Holders - None
Item 3     Defaults by the Company on its Security Holders - None
Item 4     Results of Votes of Security Holders - None
Item 5     Other Information - None
Item 6     (a) Exhibits - None
           (b) Reports on Form 8k - None

Except for historical information, statements in this Form 10Q are forward-looking and involve risks and uncertainties including, but not limited to, continuation of industry trends, continuation of consumer interest in development of broad band technologies, continuation of competition in Internet service providing and other industry competition, weather, changes in economic conditions, consumer preference and spending patterns, consumer perception of customer needs, inflation, labor and benefit costs, legal claims, the continued ability of the Company to obtain financing for development and operations, government initiatives such as new taxes or wage rates, and other factors set forth in the company's 10-K filed with the Securities and Exchange Commission for the year ending June 30, 1996.

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                         STONE MEDIA CORPORATION,
                                         A COLORADO CORPORATION

                                         /s/ RICHARD W. KINCAID
                                         -------------------------------
                                         RICHARD W. KINCAID,
                                         ACTING CHIEF FINANCIAL OFFICER


                                         /s/ ROBERT R. KINCAID
                                         -------------------------------
                                         ROBERT R. KINCAID,
                                         CHIEF OPERATING OFFICER