Form 10QSB
period 1999-09-30
STONE MEDIA CORP
filed 2000-04-27
CIK 824480

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarter ended:         September 30, 1999

Commission file number:        33-18050

                             Stone Media Corporation
                      ---------------------------------------------
             (exact name of registrant as specified in its charter)

       Colorado                                                    87-0447213
------------------------                                          ------------
(State of Incorporation)                                            (IRS ID No.)


                    806 S. St. Paul, Dallas, Texas                  75201
             ----------------------------------------------        --------
              (Address of principal executive offices)             (Zip code)

Registrant's telephone number, including area code: 214-742-1167

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Act of 1934 during the past 12 months and (2) has been subject to such filing requirements for the past 90 days.

                           YES               X    NO
                 ----------             ----------

Shares of common stock outstanding at September 30, 1999:

                                   23,533,096

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                       Page Number


         Item  1.      Financial Statements                            3 - 6

         Item  2.      Managements's Discussion and Analysis
                       of Financial Condition and Results of
                       Operations                                        7


PART II - OTHER INFORMATION                                              8




                                   Stone Media Corporation
                           Consolidated Balance Sheets

                      September 30, 1999 and June 30, 1999


                                     ASSETS

                                                               September 30, 1999           June 30, 1999

CURRENT ASSETS:
Cash                                                                            0                       0
Total current assets                                                            0                       0

OTHER ASSETS:
Restricted common stock                                                     8,000                   8,000
Total other assets                                                          8,000                   8,000
TOTAL ASSETS                                                               $8,000                  $8,000


                                 LIABILITIES AND
                              STOCKHOLDER'S EQUITY


LIABILITIES:
Current liabilities:
Accounts payable                                                       $1,050,253              $1,050,253
Accrued expenses                                                          288,150                 285,800
Total current liabilities                                               1,338,403               1,336,053

TOTAL LIABILITIES                                                      $1,338,403              $1,336,053

STOCKHOLDER'S EQUITY
Preferred stock, $1.00 par                                                      0                       0
Common stock, no par value
  authorized 50,000,000
  and outstanding 22,268,250                                                23533                   23533
Additional paid in capital                                                5239977                 5239977
Retained earnings                                                        -6593913                -6591563
TOTAL STOCKHOLDER'S EQUITY                                               -1330403                -1328053
TOTAL LIABILITIES
        STOCKHOLDER'S EQUITY                                                 8000                    8000







                             Stone Media Corporation
                  Consolidated Statement of Revenue and Expense

                   Twelve Months Ended June 30, 1999 and 1998

                                                     Three months            Three months
                                                  September 30, 1999      September 30, 1998

Revenues:
Sales                                                            0                       0
Cost of sales                                                    0                       0
Gross profit                                                     0                       0

Expenses:
General and administrative                                     150                     150
Total expenses                                                 150                     150

Operating income (loss)                                       -150                    -150

Other income (expense):
Interest expense                                             30568                   30568
Total other income (expense)                                 -2200                   -2200

Net income before provision
for federal income taxes                                     -2350                   -2350

Provision for federal income                                     0                       0

Net income                                                   -2350                   -2350






                             Stone Media Corporation
                 Consolidated Statement of Stockholders' Equity

                   Twelve Months Ended June 30, 1999 and 1998

                      Three Months Ended September 30, 1999

                                     Common Stock            Common Stock
                                        Shares                  Amount            Paid in Capital               Total

Balance,
        June 30, 1997                   23533096               23533                  5239977                -6573563

Net Loss                                                                                                        24168

Balance
        June 30, 1998                   23533096               23533                  5239977                -6582163

Net Loss                                                                                                        23368

Balance
        June 30, 1999                   23533096               23533                  5239977                -6591563

Net Loss - three
    months September 30                                                                                         30418

Balance
        June 30, 1999                   23533096               23533                  5239977                -6593913






                             Stone Media Corporation
                      Consolidated Statement of Cash Flows

          Three Months Ended September 30, 1999 and September 30, 1998

                                                     Three months            Three months
                                                  September 30, 1999      September 30, 1998

Cash flows provided by operating activities:
    Net income                                               -2350                   -2350
    Non-cash charges included in income
    Depreciation and amortization                                0                       0
    Changes in working captial, not including
    Accrued expenses                                          2350                    2350
    Net cash provided by operating activities                    0                       0

Cash flows used by investing activities:                         0                       0

Cash flows provided by financing activities:                     0                       0

Increase in cash                                                 0                       0

Cash, beginning of period                                        0                       0

Cash, end of period                                              0                       0




Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Results of Operations
---------------------

The Company has had no operations for the quarter ended September 30, 1999 and similarly, no operations for the same period last year. The Company is trying to attract capital in order to pursue its plan to develop and distribute real time interactive communications and multimedia technologies across networks. Today, Registrant is experiencing a financial crisis from which there is no guarantee of recapitalizing or once again becoming a going concern.

There have been no economic events or changes that have affected the Registrant, for better or worse, to attract capital and there are no economic trends or uncertainties that the Registrant expects will have a material impact on whether it can attract capital in the future.

Liquidity
---------

The Registrant has little liquid assets. The Registrant has very little liquidity and any significant liquidity the Registrant will be able to attract will be from the sale of stock in the company, either for cash or issuance of stock for purchase of a business.

The Registrant has minimal expenses and no commitments.

Capital Resources
-----------------

The Registrant has no capital resources and if it can generate capital, it will be from the sale of stock in the company for cash or issuance of stock for purchase of a business.

There were no stock offerings during the quarter and none are currently planned.

There were no plans or requirements for purchase of capital items during the quarter. The Registrant does not foresee any material capital purchase in the coming twelve months.

PART II.     OTHER INFORMATION


Item  1.     Legal Proceedings.

         Registrant and/or its subsidiary are parties to several legal proceedings involving alleged past due payables. At this time, the amounts claimed in the lawsuits known to the Company are between $100,000 and $150,000. The Company also has a judgement against it in the amount of

Item  2.     Changes in Securities.

                  None.

Item  3.     Defaults Upon Senior Securities.

                  None.

Item  4.     Submission of Matters to a Vote of Security Holders.

                  None.

Item  5.     Other Information.

                  None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     Stone Media Corporation
                                                     -----------------------
                                                      (Registrant)


                                                     BY:  /S/  Elbert G. Tindell
                                                          ----------------------
                                                     Its: President and CEO
DATE:   April 20, 2000
        Dallas, Texas