Form 10QSB
period 1999-12-31
STONE MEDIA CORP
filed 2000-04-27
CIK 824480

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarter ended:                      December 31, 1999

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

Shares of common stock outstanding at December 31, 1999:

                                   23,533,096

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                       Page Number


         Item  1.       Financial Statements                                 3-6

         Item  2.       Managements's Discussion and Analysis
                        of Financial Condition and Results of
                        Operations                                             7


PART II - OTHER INFORMATION                                                    8




                             Stone Media Corporation
                          Consolidated Balanace Sheets

                       December 31, 1999 and June 30, 1999


                                     ASSETS

                                                                December 31, 1999       June 30, 1999

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





                             Stone Media Corporation
                  Consolidated Statement of Revenue and Expense

                 Three Months Ended September 30, 1999 and 1998

                                                                     Three months            Three months
                                                                  September 30, 1999      September 30, 1998

Revenues:
Sales                                                                              0                       0
Cost of sales                                                                      0                       0
Gross profit                                                                       0                       0

Expenses:
General and administrative                                                       150                     150
Total expenses                                                                   150                     150

Operating income (loss)                                                         -150                    -150

Other income (expense):
Interest expense                                                               30568                   30568
Total other income (expense)                                                   -2200                   -2200

Net income before provision for federal income taxes                           -2350                   -2350

Provision for federal income taxes                                                 0                       0

Net income                                                                     -2350                   -2350





                             Stone Media Corporation
                 Consolidated Statement of Stockholders' Equity

                   Twelve Months Ended June 30, 1999 and 1998
                    and Three Months Ended September 30, 1999

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







                             Stone Media Corporation
                      Consolidated Statement of Cash Flows

          Three Months Ended September 30, 1999 and September 30, 1998

                                                                   Three months            Three months
                                                                September 30, 1999      September 30, 1998

Cash flows provided by operating activities:
    Net income                                                               -2350                   -2350
    Non-cash charges included in income
        Depreciation and amortization                                            0                       0
    Changes in working capital, not including cash:
        Accrued expenses                                                      2350                    2350
    Net cash provided by operating activities                                    0                       0

Cash flows used by investing activities:                                         0                       0

Cash flows provided by financing activities:                                     0                       0

Increase in cash                                                                 0                       0


Cash, beginning of period                                                        0                       0

Cash, end of period                                                              0                       0



Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Results of Operations
---------------------

The Company has had no operations for the quarter ended December 31, 1999 and similarly, no operations for the same period last year. The Company is trying to attract capital in order to pursue its plan to develop and distribute real time interactive communications and multimedia technologies across networks. Today, Registrant is experiencing a financial crisis from which there is no guarantee of recapitalizing or once again becoming a going concern.

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

                                                     Stone Media Corporation
                                                     -----------------------
                                                      (Registrant)


                                                     BY:  /S/ Elbert G. Tindell
                                                          ---------------------
                                                    Its:  President and CEO

DATE:   April 20, 2000
        Dallas, Texas