Form 10QSB
period 2000-03-31
STONE MEDIA CORP
filed 2000-04-27
CIK 824480

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarter ended:                March 31, 2000

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

Shares of common stock outstanding at March 31, 2000:

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

                         March 31,2000 and June 30, 1999

                                     ASSETS

                                                              December 31, 1999          June 30, 1999

CURRENT ASSETS:
Cash                                                                          0                      0
Total current assets                                                          0                      0

OTHER ASSETS:
Restricted common stock                                                   8,000                  8,000
Total other assets                                                        8,000                  8,000
TOTAL ASSETS                                                             $8,000                 $8,000


                      LIABILITIES AND STOCKHOLDER'S EQUITY

LIABILITIES:
Current liabilities:
Accounts payable                                                     $1,050,253             $1,050,253
Accrued expenses                                                        288,150                285,800
Total current liabilities                                             1,338,403              1,336,053

TOTAL LIABILITIES                                                    $1,338,403             $1,336,053

STOCKHOLDER'S EQUITY
Preferred stock, $1.00 par                                                    0                      0
Common stock, $0.001 par
  authorized 50,000,000
  and outstanding 23,533,096                                              23533                  23533
Additional paid in capital                                              5239977                5239977
Retained earnings                                                      -6593913               -6591563
TOTAL STOCKHOLDER'S EQUITY                                             -1330403               -1328053
TOTAL LIABILITIES
        STOCKHOLDER'S EQUITY                                               8000                   8000







                             Stone Media Corporation
                  Consolidated Statement of Revenue and Expense

                  Three Months March31, 2000 and March 31, 1999

                                                  Three months            Three months
                                                 March 31, 2000          March 31, 1999

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





                             Stone Media Corporation
                 Consolidated Statement of Stockholders' Equity

     Twelve Months Ended June 30, 1999 and Nine Months Ended March 31, 2000



                                     Common Stock        Common Stock
                                        Shares              Amount            Paid in Capital               Total

Balance,
        June 30, 1997                   23533096               23533                  5239977                -6573563

Net Loss                                                                                                        24168

Balance
        June 30, 1998                   23533096               23533                  5239977                -6582163

Net Loss                                                                                                        23368

Balance
        June 30, 1999                   23533096               23533                  5239977                -6591563

Net Loss - three
    months September 30                                                                                         30418

Net Loss - three
    months December 31                                                                                          30418

Net Loss - three
    months March 31                                                                                             30418

Balance
        June 30, 1999                   23533096               23533                  5239977                -6598613





                             Stone Media Corporation
                      Consolidated Statement of Cash Flows

                 Three Months March 31, 2000 and March 31, 1999

                                                     Three months            Three months
                                                   March 31, 2000          March 31, 1999

Cash flows provided by operating activities:
    Net income                                              -2350                   -2350
    Non-cash charges included in income
    Depreciation and amortization                               0                       0
    Changes in working capital not including cash:
    Accrued expenses                                         2350                    2350
    Net cash provided byoperating activities                    0                       0

Cash flows used by investing activities:                        0                       0

Cash flows provided by financing acivities:                     0                       0

Increase in cash                                                0                       0


Cash, beginning of period                                       0                       0

Cash, end of period                                             0                       0


Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Results of Operations
---------------------
The Company has had no operations for the quarter ended March 31, 2000 and similarly, no operations for the same period last year. The Company is trying to attract capital in order to pursue its plan to develop and distribute real time interactive communications and multimedia technologies across networks. Today, Registrant is experiencing a financial crisis from which there is no guarantee of recapitalizing or once again becoming a going concern.

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