Form 10KSB
period 1999-03-30
STONE MEDIA CORP
filed 2000-05-03
CIK 824480

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

         [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended June 30, 1999, or

         [ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____.

Commission file number: (33-18050)

                             Stone Media Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Colorado                                      87-0447213
-----------------------------------                       ----------
         (State of Incorporation)                         (Tax ID No.)

                      806 S. St. Paul, Dallas, Texas       75201
--------------------------------------------------------------------------------
               (Address of principal executive offices)   (ZIP code)

Registrant's telephone number, including area code: 214-742-1167

Securities registered pursuant to Section 12(b) of the Act:     NONE

Securities registered pursuant to Section 12(g) of the Act:     Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the past 12 months and (2) has been subject to such filing requirement for the past 90 days.

                               X    YES                        NO
                           ---------                 ---------

Aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 1999:

                                    $ 866,446

Shares of common stock outstanding at June 30, 1999:      23,533,096

PART I.

ITEM 1   DESCRIPTION OF BUSINESS
--------------------------------

         HISTORY. Registrant was organized under the laws of the State of Colorado, on July 14, 1987, as Harrow Industries, Inc. On April 7, 1994, the name of Registrant was changed to Stone Media Corporation at which time Registrant began focusing its business on interactive programs and technologies. Registrant's business activities historically focused on research and development and building a foundation to implement global access to real time interactive technologies and broad band communications.

         GENERAL. Historically, Registrant developed and distributed real time interactive communications and multimedia technologies across networks.
Registrant's business activities have included: research and development, marketing and sales of technologies, design and implementation of broad band networks and related special projects, distributing multimedia content for
networks  and  providing   Internet  access  services.   Today,   Registrant  is
experiencing a financial crisis from which there is no guarantee of recapitalizing or once again becoming a going concern.

         There have been no economic events or changes that have affected the Registrant, for better or worse, to attract capital and there are no economic trends or uncertainties that the Registrant expects will have a material impact on whether it can attract capital in the future.

         OFFICES. Registrant has an office in Dallas, Texas which is given to the Registrant by the Chairman at no charge.

         REVENUE FORECAST. It is Registrant's intent to raise additional funds. If Registrant is unable to obtain sufficient contracts or secure its financing, Registrant will cease to be a going concern.

         NUMBER OF EMPLOYEES. Registrant no longer has employees. Certain investors, and friends and families of investors, are assisting the Company. Others are assisting on a consulting basis.

         CAPITAL STOCK. The authorized number of shares of Registrant's $0.001 par value Common Stock is 50 million; and the authorized number of shares of its $1.00 par value Preferred Stock is 20 million. As of June 30, 1999, Registrant had issued and outstanding 23,533,096 shares of its Common Stock and no Preferred Stock was outstanding.

ITEM 2   PROPERTIES

         Neither Registrant nor its subsidiary owns any real properties. Registrant Maintains its office at the office of the Chairman for which it pays no rent.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

         Registrant and/or its subsidiary are parties to several legal proceedings involving alleged past due payables. At this time, the amounts claimed in the lawsuits known to the Company are between $50,000 and $100,000. The Company also has a judgement against it in the amount of $150,000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

The Company submitted no matters to a vote of security holders during the periods presented.

PART II.

ITEM 5   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------



         a.       Market Information.

         3rd Quarter 1998                   0.10              0.07
         4th Quarter 1998                   0.10              0.07
         1st Quarter 1999                   0.10              0.07
         2nd Quarter 1999                   0.10              0.07

         b.       Holders.

         There are approximately two hundred and forty (240) shareholders.

         c.       Dividends

         Registrant has not paid a dividend to the holders of its common stock and does not anticipate paying dividends in the near future.

         e.       Warrants

         Registrant has no warrants outstanding.


ITEM 6   SELECTED FINANCIAL DATA

         No selected financial data of the Registrant is included in columnar since the Company has minimal assets and liabilities.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company has had no operations during the year ended June 30, 1999 and similarly, no operations for the same period last year. The Company is trying to attract capital in order to purchase an ongoing business or to attract a business to buy or merge with. Efforts to attract capital to date have been unsuccessful.

There have been no economic events or changes that have affected the Registrant, for better or worse, to attract capital and there are no economic trends or uncertainties that the Registrant expects will have a material impact on whether it can attract capital in the future.

Liquidity
---------

The Registrant has minimal assets; its main asset is 400,000 shares of Electrical Generation Technology Corporation common stock, an affiliate company. The Registrant has no liquidity and the liquidity the Registrant will be able to attract will from the sale of stock in the company, either for cash or issuance of stock for purchase of a business.

The Registrant has minimal current expenses and no commitments.

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

ITEM 8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

      Unaudited financial statements of the Registrant are attached hereto.

ITEM 9   CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
-----------------------------------------------------------------------------

         There have been no disagreements with auditors on and accounting or financial disclosures. The Registrant has been unable to pay the auditor, J.S. Osborn, P.C., so no audited statements are included with this filing.





PART III.

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT
-------------------------------------------------------

         The following table lists the executive officers, directors and key consultants of the Company. The directors will continue to serve until the next annual shareholders meeting, scheduled for May, 2000, or until their successors are elected and qualified. All officers serve at the discretion of the Board of Directors.




         Name                            Age         Position                       Held Since

         Elbert G. Tindell               52          Chief Executive Officer        May 1999
         801 S. St Paul Street                       Director
         Dallas, Texas 75206

         Jeffrey B. Tindell              24          President, Secretary &         May 1999
         806 S. St Paul Street                       Treasurer
         Dallas, Texas 75206

         Somkuan Usachoke                            Director                       May 1999
         142 Two Pacific Place Bldg.
         23FL Sukhumvit Road
         Bangkok 10110 Thailand




         Elbert G. Tindell: President. Mr. Tindell has over twenty five years experience in national and international business affairs. From 1987 to 1995, Mr. Tindell spent approximately twenty five percent of his time in Central America. During the past three years he has lived in Europe and Asia where his main focus has been on positioning EGT to take advantage of opportunities to bid for both urban and rural infrastructure construction projects in Thailand. EGT has believes they have developed an impressive circle of successful business and government contacts in Thailand and throughout Asia.

         Jeffrey B. Tindell: President, Secretary and Treasurer. Mr. Tindell is head of the corporate offices in Dallas and has maintained the stability of the company while reorganizing the corporation. He has some experience in reorganizing companies on a consulting basis.

         To the knowledge of the Company, no present or former director, executive officer or person nominated to become a director or executive of the Company has ever:

         1) Filed a bankruptcy petition by or against any business of which such person was a general partner or executive officer wither at the time of the bankruptcy or with two years prior to that time;

         2) Had any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

          3) Been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

         4) Been found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed suspended or vacated.

ITEM 11  EXECUTIVE COMPENSATION
-------------------------------

         No compensation has paid to any officer or director in the period being reported on.

         The Company has no retirement or stock option or bonus plan.

ITEM 12  SECURITY OWNERSHIP OF MANAGEMENT AND BENEFICIAL OWNERS
---------------------------------------------------------------

         Set forth below is the direct ownership of Registrant's common Stock by management and any owner of 5% or more of Stock of Registrant.

                                                                          % of
Title of      Name and address                     Amount of shares       class
               of owner                                                   owned
--------------------------------------------------------------------------------

Common       Elbert G. Tindell                     6,155,300              26.1%
             as General Partner of
             Tindell Family LP
             806 S. St. Paul
             Dallas, Texas 75201

Common       Alpha CommSat                         5,000,000              21.3%
             142 Two Pacific Place Bldg.
             23FL Sukhumvit Road
             Bangkok 10110 Thailand

Common       All Officers, Directors &            11,155,300              47.4%
             Beneficial Holders as a Group


ITEM 13      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-----------------------------------------------------------

         There were no transactions during this reporting period.

PART IV.

ITEM 14  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K
---------------------------------------------------------------



(a)      The following documents are filed as a part of this report:
         Included in Part II, Item 8 of this report:

         Balance Sheets - June 30, 1999, and 1998

         Statement of Revenues and Expenses for the Years Ended
         June 30, 1999 and 1998

         Statement of Stockholders' Equity and Accumulated Deficit Twelve Months Ended June 30, 1999 and 1998

         Statement of Cash Flows for the Years Ended
         June 30, 1999 and 1998

(b) The following reports on Form 8-K were filed for the Company during 1999:

         NONE.

(c)      The Company is not filing any exhibits.

(d)      This section not applicable to the Company.

SIGNATURES.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 Stone Media Corporation
                                                 Registrant

                                                 By:  /s/  Elbert G. Tindell
                                                      -----------------------
                                                      Elbert G. Tindell
                                                 Its: Chairman

Date:     April 20, 2000


         Pursuant to the requirements to the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

Signature                            Title                    Date

/s/  Elbert G. Tindell              President                 April 20, 2000
-----------------------
Elbert G. Tindell




                             Stone Media Corporation
                           Consolidated Balance Sheets

                             June 30, 1999 and 1998

                                     ASSETS

                                                              June 30, 1999           June 30, 1998

CURRENT ASSETS:
Cash                                                                      0                       0
Total current assets                                                      0                       0

OTHER ASSETS:
Restricted common stock                                               8,000                   8,000
Total other assets                                                    8,000                   8,000
TOTAL ASSETS                                                         $8,000                  $8,000


                                 LIABILITIES AND

LIABILITIES:
Current liabilities:
Accounts payable                                                 $1,050,253              $1,050,253
Accrued expenses                                                    285,800                 276,400
Total current liabilities                                         1,336,053               1,326,653

TOTAL LIABILITIES                                                $1,336,053              $1,326,653

STOCKHOLDER'S EQUITY
Preferred stock, $1.00 par                                                0                       0
Common stock, no par value
  authorized 50,000,000
  and outstanding 22,268,250                                          23533                   23533
Additional paid in capital                                          5239977                 5239977
Retained earnings                                                  -6591563                -6582163
TOTAL STOCKHOLDER'S EQUITY                                         -1328053                -1318653

        STOCKHOLDER'S EQUITY                                           8000                    8000







                             Stone Media Corporation
                            Consolidated Statement of

                               Revenue and Expense

                   Twelve Months Ended June 30, 1999 and 1998

                                                       Twelve months           Twelve months
                                                       June 30, 1999           June 30, 1998

Revenues:
Sales                                                              0                       0
Cost of sales                                                      0                       0
Gross profit                                                       0                       0

Expenses:
General and administrative                                       600                     600
Total expenses                                                   600                     600

Operating income (loss)                                         -600                    -600

Other income (expense):
Interest expense                                               23968                   24768
Total other income (expense)                                   -8800                   -8000

Net income before provision                                    -9400                   -8600

Provision for federal income                                       0                       0

Net income                                                     -9400                   -8600






                             Stone Media Corporation

                 Consolidated Statement of Stockholders' Equity

                   Twelve Months Ended June 30, 1999 and 1998

                                     Common Stock        Common Stock
                                        Shares               Amount            Paid in Capital               Total
                                     ------------        ------------          ---------------               ---------

Balance,
        June 30, 1997                    23533096               23533                  5239977                -6573563

Net Loss                                                                                                         -8600

Balance

        June 30, 1998                    23533096               23533                  5239977                -6582163

Net Loss                                                                                                         -9400

Balance
        June 30, 1999                    23533096               23533                  5239977                -6591563





                             Stone Media Corporation
                      Consolidated Statement of Cash Flows

                   Twelve Months Ended June 30, 1999 and 1998

                                                                        Twelve months           Twelve months
                                                                        June 30, 1999           June 30, 1998

Cash flows provided by
    Net income                                                                  -9400                   -8600
    Non-cash charges included in income
    Depreciation and amortization                                                   0                       0
    Changes in working capital, not including cash:
        Accrued expenses                                                         9400                    8600
        Net cash provided by operating activities                                   0                       0

Cash flows used by investing activities:                                            0                       0

Cash flows provided by financing activities:                                        0                       0

Increase in cash                                                                    0                       0

Cash, beginning of period                                                           0                       0

Cash, end of period                                                                 0                       0

